Form 10-K405
period 1996-12-31
MIDAMERICAN ENERGY HOLDINGS CO; MIDAMERICAN ENERGY CO
filed 1997-03-28
CIK 1009526, 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
                [x] Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended DECEMBER 31, 1996
                                            -----------------
                                       or
             [ ] Transition Report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                       For the transition period from       to
                                                      -----    -----

Commission          Registrant State of Incorporation       IRS Employer
File Number           Address and Telephone Number          Identification No.
-----------           ----------------------------          ------------------

1-12459              MIDAMERICAN ENERGY HOLDINGS COMPANY        42-1451822
                             (An Iowa Corporation)
                            666 GRAND AVE. PO BOX 657
                             DES MOINES, IOWA 50303
                                  515-242-4300

1-11505                   MIDAMERICAN ENERGY COMPANY            42-1425214
                             (An Iowa Corporation)
                            666 GRAND AVE. PO BOX 657
                             DES MOINES, IOWA 50303
                                  515-242-4300

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each Exchange
Registrant                   Title of Each Class         On which Registered
----------                   -------------------         -------------------

MidAmerican Energy
  Holdings Company        Common Stock, no par value    New York Stock Exchange

MidAmerican Energy    7.98% MidAmerican Energy Company
  Company              Olbigated Preferred Securities   New York Stock Exchange
                         of Subsidiary Trust

Securities registered pursuant to Section 12(g) of the Act:

MidAmerican Energy       Preferred Stock, $3.30 Series, no par value
  Company                Preferred Stock, $3.75 Series, no par value
                         Preferred Stock, $3.90 Series, no par value
                         Preferred Stock, $4.20 Series, no par value
                         Preferred Stock, $4.35 Series, no par value
                         Preferred Stock, $4.40 Series, no par value
                         Preferred Stock, $4.80 Series, no par value
                         Preferred Stock, $5.25 Series, no par value
                         Preferred Stock, $7.80 Series, no par value
-------------------------------------------------------------------------------
Registrant                         Title of each Class

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X* No
                                                  ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].
          ---

The aggregate market value of voting stock held by non-affiliates of MidAmerican Energy Holdings Company (Holdings) was $1,668,169,740 as of February 21, 1997, when 100,751,713 shares of common stock, without par value, were outstanding.

The aggregate market value of voting stock held by non-affiliates of MidAmerican Energy Company was $0 as of February 21, 1997, when 100,751,713 shares of common stock, without par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

A portion of Holding's Proxy Statement relating to its 1997 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

     * MidAmerican Energy Holdings Company (Holdings) became the parent holding company for MidAmerican Energy Company (MidAmerican) pursuant to a statutory share exchange. The effective date of the share exchange was December 1, 1996, and prior to such effective date, Holdings had no assets or operations. Prior to such effective date, MidAmerican was subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), and accordingly filed in a timely manner all reports required to be filed pursuant to Sections 13 or 15(d) of the Exchange Act during the preceding 12 months.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                                       AND

                           MIDAMERICAN ENERGY COMPANY


                         1996 Annual Report on Form 10-K

This combined Form 10-K is separately filed by MidAmerican Energy Holdings Company (Holdings or the Company) and MidAmerican Energy Company (MidAmerican or the Utility). Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiary, MidAmerican makes no representation as to information relating to any other subsidiary of Holdings.

                                TABLE OF CONTENTS

                                     Part I
                                     ------
                                                                          Page
                                                                          ----
Item 1  Business
          General Development of Business...........................         7
          Financial Information About Industry Segments.............         7
          Narrative Description of Business.........................         8
            Business of MidAmerican.................................         8
              Rate Matters..........................................         9
              Electric Operations ..................................        11
              Natural Gas Operations................................        13
              Construction Program..................................        14
              General Utility Regulation............................        15
              Nuclear Regulation....................................        16
              Environmental Regulations.............................        17
            Business of MidAmerican Capital Company.................        18
            Business of Midwest Capital Group.......................        19
Item 2  Properties..................................................        19
Item 3  Legal Proceedings...........................................        21
Item 4  Submission of Matters to a Vote of Security Holders.........        21

Other Information
        Executive Officers of the Registrant........................        22
        Business Transaction Policy Statement.......................        22

                                     Part II
                                     -------
Item 5  Market for the Registrant's Common Equity and
        Related Stockholder Matters.................................        23
Item 6  Selected Financial Data.....................................        23
Item 7  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................        23
Item 8  Financial Statements and Supplementary Data.................        23
Item 9  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure....................        23

                                    Part III
                                    --------

Item 10  Directors and Executive Officers of the Registrant.........        24
Item 11  Executive Compensation.....................................        25
Item 12  Security Ownership of Certain Beneficial Owners
           and Management...........................................        26
Item 13  Certain Relationships and Related Transactions.............        27

                                     Part IV
                                     -------

Item 14  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K......................................        28
Signatures..........................................................       101

Exhibits Index......................................................       104

DEFINITIONS

The following terms are used in this document with the following meanings:

TERM                     MEANING

AFUDC                    Allowance for funds used during construction
ANR                      ANR Pipeline Company
Bcf                      Billion cubic feet
Btu                      British Thermal Unit, the quantity of heat required to
                         raise the temperature of one pound of water one degree
                         Fahrenheit
CAA                      Clean Air Act Amendments of 1990
Coalition                Illinois Coalition for Responsible Electricity
ComEd                    Commonwealth Edison Company
Company                  MidAmerican Energy Holdings Company
Cooper                   Cooper Nuclear Station
DOE                      United States Department of Energy
EMFs                     Electric and magnetic fields
Energy Services          InterCoast Energy Marketing and Services Company
EAC                      Energy Adjustment Clause
EPAct                    Energy Policy Act
EPA                      United States Environmental Protection Agency
Exchange Act             Securities Exchange Act of 1934, as amended
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
Holdings                 MidAmerican Energy Holdings Company
ICC                      Illinois Commerce Commission
InterCoast               InterCoast Energy Company
InterCoast Capital       InterCoast Capital Company
Iowa-Illinois            Iowa-Illinois Gas and Electric Company
IPM                      InterCoast Power Marketing Company
IPO                      Initial public offering
IUB                      Iowa Utilities Board
KCS                      KCS Energy Inc.
KW                       Kilowatt, a thousand watts
KWH                      Kilowatt-hour, one thousand watts used for one hour
LDC                      Local distribution company
LES                      Lincoln Electric System
MAAP                     Mid-Continent Area Power Pool
Mcf                      One thousand cubic feet
McLeod                   McLeod, Inc.
MD&A                     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations
MidAmerican              MidAmerican Energy Company, a wholly-owned subsidiary
                         of Holdings
MidAmerican Capital      MidAmerican Capital Company, a wholly-owned subsidiary
                         of Holdings
Midwest Capital          Midwest Capital Group, Inc., a wholly-owned subsidiary
                         of Holdings

Midwest                  Midwest Power Systems Inc.
Midwest Resources        Midwest Resources Inc.
MGP                      Manufactured gas plant
MMcf                     One million cubic feet
MW                       Megawatts, a million watts
NGPL                     Natural Gas Pipeline Company of America
NNG                      Northern Natural Gas
NPDES                    National Pollutant Discharge Elimination System
NPPD                     Nebraska Public Power District
NRC                      Nuclear Regulatory Commission
NWPA                     Nuclear Waste Policy Act of 1982
OASIS                    Open Access Same Time Information System
OCA                      Iowa Office of Consumer Advocate
OPEB                     Other postretirement employee benefits
Order 636 or Orders      FERC Order 636 and related orders
PCBs                     Polychlorinated biphenyls
PGA                      Purchase gas adjustment clause
PRPs                     Potentially responsible parties
Rail Services            InterCoast Rail Services and Investments
SDPUC                    South Dakota Public Utilities Commission
SFAS                     Statement of Financial Accounting Standards
Utility                  MidAmerican Energy Company
Quad Cities Station      Quad Cites Nuclear Power Station

                                     PART I
ITEM 1. BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

     Holdings is an exempt public utility holding company and an Iowa corporation. Effective December 1, 1996, it became the parent company of MidAmerican, MidAmerican Capital and Midwest Capital pursuant to a share exchange between MidAmerican and the Company. Prior to the effective date of the exchange, MidAmerican Captial and Midwest Capital were direct subsidiaries of MidAmerican. MidAmerican is a public utility and accounts for the predominant part of the Company's assets and earnings. MidAmerican Capital and Midwest Capital are the first-tier, nonregulated subsidiaries of the Company.

     MidAmerican was formed on July 1, 1995, through the merger of Iowa-Illinois, Midwest Resources and Midwest. The merger was accounted for as a pooling-of-interests. MidAmerican Capital (then InterCoast Energy Company) was a wholly owned nonregulated subsidiary of Iowa-Illinois. Midwest Resources was an exempt public utility holding company with two wholly owned subsidiaries:
Midwest and Midwest Capital.

     MidAmerican is primarily engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. Midwest Capital functions as a regional business development company in the utility service territory.

     MidAmerican Capital engages primarily in nonregulated energy and complementary services-related businesses. During 1996, the Company changed the name of its nonregulated subsidiary, InterCoast Energy Company, to MidAmerican Capital Company. As part of the restructuring of that subsidiary, the Company formed a new subsidiary under MidAmerican Capital, named InterCoast Energy Company (InterCoast). The new InterCoast had as its subsidiaries the Company's wholesale nonregulated energy companies, including oil and gas exploration and development operations. MidAmerican Capital retained as direct subsidiaries the rail service businesses, the marketable securities and passive investment activities, and a nonregulated retail natural gas subsidiary.

     During the third quarter of 1996, the Company discontinued its oil and gas exploration and development operations as well as a subsidiary that developed and operates a computerized information system that facilitates real-time exchange of power in the electric industry. The Company sold its oil and gas exploration and development subsidiary and expects to sell the computer information system subsidiary in 1997.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information on the Company's and MidAmerican's segments of business is included under the respective Notes titled "Segment Information" in Notes to Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-K.

(C)  NARRATIVE DESCRIPTION OF BUSINESS

                             BUSINESS OF MIDAMERICAN

     MidAmerican distributes electric energy in Council Bluffs, Des Moines,
Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa, the Quad-Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois) and a number of adjacent communities and areas.

     MidAmerican distributes natural gas in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad-Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas.

     MidAmerican's electric and gas operations are conducted under franchises, certificates, permits and licenses obtained from state and local authorities. The franchises, with various expiration dates, are typically for 25-year terms.

        The   population  of   MidAmerican's   utility   service   territory  is
approximately 1.7 million. As of December 31, 1996, MidAmerican had 642,000 retail electric customers and 610,000 natural gas customers.

     MidAmerican has a residential, agricultural, commercial and diversified industrial customer group, in which no single industry or customer accounted for more than 3.5% (food and kindred products industry) of its total 1996 electric operating revenues or 4.0% (food and kindred products industry) of its total 1996 gas operating margin. Among the primary industries served by MidAmerican are those which are concerned with the manufacturing, processing and fabrication of primary metals, real estate, food products, farm and other non-electrical machinery, and cement and gypsum products.

     For the year ended December 31, 1996, gross operating revenues from utility operations represented 87% of the Company's total gross operating revenues. For 1995 and 1994, 94% and 93%, respectively, of gross operating revenues were from utility operations.

     For the year ended December 31, 1996, the Company derived approximately 59% of its gross operating revenues from its electric business and 28% from its gas business. For 1995 and 1994, the corresponding percentages were 66% electric and 28% gas, and 63% electric and 30% gas, respectively.

     Historical electric sales by customer class as a percent of total electric sales and retail electric sales data by state as a percent of total retail electric sales are shown below:

                                         Total Electric Sales
                                          By Customer Class

                                    1996         1995        1994
                                   -----        -----       -----
Residential                         21.1%        23.2%       24.7%
Small General Service               16.2         19.1        22.3
Large General Service               27.6         26.1        28.0
Other                                4.5          4.7         5.2
Sales for Resale                    30.6         26.9        19.8
                                   -----        -----       -----

Total                              100.0%       100.0%      100.0%
                                   =====        =====       =====

                                         Retail Electric Sales
                                               By State

                                    1996         1995        1994
                                   -----        -----       -----
Iowa                                88.7%        88.4%       88.6%
Illinois                            10.6         11.0        10.9
South Dakota                         0.7          0.6         0.5
                                   -----        -----       -----

Total                              100.0%       100.0%      100.0%
                                   =====        =====       =====

     Historical gas sales, excluding transportation throughput, by customer class as a percent of total gas sales and by state as a percent of total retail gas sales are shown below:

                                            Total Gas Sales
                                          By Customer Class

                                    1996         1995        1994
                                   -----        -----       -----
Residential                         61.1%        57.3%       55.3%
Small General Service               33.3         32.9        33.0
Large General Service                4.6          6.2         8.4
Sales for Resale and Other           1.0          3.6         3.3
                                   -----        -----       -----

Total                              100.0%       100.0%      100.0%
                                   =====        =====       =====

                                            Retail Gas Sales
                                                By State

                                    1996         1995        1994
                                   -----        -----       -----
Iowa                                78.0%        77.1%       76.6%
Illinois                            11.0         11.6        11.9
South Dakota                        10.3         10.6        10.8
Other                                0.7          0.7         0.7
                                   -----        -----       -----

Total                              100.0%       100.0%      100.0%
                                   =====        =====       =====

     There are seasonal variations in MidAmerican's electric and gas businesses which are principally related to the use of energy for air conditioning and heating. In 1996, 38% of MidAmerican's electric revenues were reported in the months of June, July, August and September, reflecting the use of electricity for cooling, and 53% of MidAmerican's gas revenues were reported in the months of January, February, March and December, reflecting the use of gas for heating.

     At December 31, 1996, MidAmerican had 3,370 full-time employees.

RATE MATTERS

     Under Iowa law, temporary collection of higher rates can begin (subject to refund) 90 days after filing with the IUB for that portion of such higher rates approved by the IUB based on prior ratemaking principles and a rate of return on common equity previously approved. If the IUB has not issued a final order within ten months after the filing date, the temporary rates cease to be subject to refund and any balance of the requested rate increase may then be collected subject to refund. Exceptions to the ten-month limitation are provided for extensions due to a utility's lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service.

     Under Illinois law, new rates may be put into effect by MidAmerican 45 days after filing with the ICC, or on such earlier date as the ICC may approve, subject to the power of the ICC to suspend the proposed new rates for a period not to exceed eleven months after filing, pending a hearing.

     South Dakota law authorizes the SDPUC to suspend new rates for up to six months during the pendency of rate proceedings; however, the rates are permitted to be implemented after six months subject to refund pending a final order in the proceeding.

     Additional   information  on  MidAmerican's  current  rate  proceedings  is included in Notes to Consolidated Financial Statements in Part IV, Item 14, of this Form 10-K.

     In April 1992, the FERC issued Order No. 636, directing a restructuring by interstate pipeline companies of their natural gas sales and transportation services. Under the FERC Order, transitional gas supply realignment costs related to this restructuring may be billed by interstate pipelines to their customers. At December 31, 1996, MidAmerican had a regulatory asset of $25 million, with an offsetting non-current Other Liability, recorded for transition costs. In addition, MidAmerican estimates it may incur other future billings of approximately $8 million related to such restructuring. MidAmerican is currently recovering such costs through rates.

     MidAmerican has established an external trust for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station of which MidAmerican is a 25% owner. The owner and operator of Cooper, from which MidAmerican purchases 50% of the output pursuant to a long-term agreement, maintains a decommissioning fund into which MidAmerican makes contributions as a component of its power purchase payments. Electric tariffs in effect for 1996 include provisions for annual decommissioning costs at Quad Cities Station and Cooper of approximately $18.5 million. In Illinois, nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. In Iowa, such costs are reflected in base rates.

     MidAmerican's Iowa electric tariffs contain a Uniform Electric Energy Adjustment Clause under which MidAmerican's billings reflect changes in the cost of all fuels used for electric generation, including nuclear fuel disposition costs, as well as the net effect of energy transactions (other than capacity) with other utilities. Changes in the cost of gas to MidAmerican are reflected in its Iowa gas rates through the Iowa Uniform Purchased Gas Adjustment Clause. A discussion of a proposed Iowa rate settlement that would impact the electric adjustment clause is included in the "Rate Matters" Note in Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

     Under Illinois electric tariffs, MidAmerican's Fuel Cost Adjustment Clause reflects changes in the cost of all fuels used for electric generation, including certain fuel transportation costs, nuclear fuel disposition costs and the effects of energy transactions (other than capacity and margins on interchange sales) with other utilities. Changes in the cost of gas to MidAmerican are reflected in its Illinois gas rates through the Illinois Uniform Purchased Gas Adjustment Clause.

ELECTRIC OPERATIONS

     The annual hourly peak demand occurs principally as a result of air conditioning use during the cooling season. MidAmerican's highest hourly peak demand in 1996 was 3,537 MW, which was 16 MW less than MidAmerican's record hourly peak of 3,553 MW set in 1995.

     MidAmerican is interconnected with certain Iowa and neighboring utilities and is involved in an electric power pooling agreement known as MAPP. The purpose of MAPP is to coordinate the planning, construction and operation of generation and transmission facilities, including the purchase and sale of power and energy among members.

     The EPAct was enacted in 1992 to promote competition in the wholesale electric market. In April 1996, the FERC issued final rules (Orders 888 and 889) to direct the implementation of EPAct. In general, Orders 888 and 889 require public utilities and other transmission providers and users to provide other companies the same transmission access, service and pricing that they provide themselves. In compliance with Order 888, which was effective July 9, 1996, MidAmerican has filed a pro forma open access transmission tariff and is currently operating under it. In accordance with Order 889, which was effective January 3, 1997, MidAmerican has separated its electric wholesale marketing and transmission operation functions. Order 889 establishes standards of conduct for this functional separation and further requires transmission providers such as MidAmerican to either create or participate in an Open Access Same Time Information System (OASIS). MidAmerican has elected to participate in the MAPP OASIS. These developments assure that all transmission customers of MidAmerican, including MidAmerican's own wholesale marketing function, can obtain transmission information at the same time and can request service on the same basis.

     The IUB initiated a formal inquiry proceeding (Notice of Inquiry, Docket No. NOI-95-1) in 1995, titled "Emerging Competition in the Electric Utility Industry," primarily as an information gathering device. Since early in 1995, meetings were held with a variety of interested parties, and the IUB established an advisory panel of which MidAmerican was a member. The IUB staff authored a report on the findings and potential options for restructuring in December 1996. The IUB accepted the report of its staff, as well as other information submitted in the case and closed the docket. The IUB has not determined its future course of action. No legislation has yet been introduced in Iowa to allow generation or retail service competition. Additional information on anticipated changes in the utility industry is included in the "Operating Activities" section of Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in Part IV, Item 14 of this Form 10-K.

     MidAmerican's accredited 1996 summer net generating capacity was 4,301 megawatts. The net generating capacity at any time may be less due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications.

     Fuel Supply for Electric Operations

     MidAmerican's sources of fuel for electric generation were as follows for the periods shown:

                                        Year Ended December 31,
                                    1996         1995         1994
                                   -----        -----        -----
     Fuel Source:
     Coal                           75.6%        77.6%        83.4%
     Nuclear                        23.9         21.6         15.7
     Gas                             0.4          0.7          0.7
     Oil                             0.1          0.1          0.2
                                   -----        -----        -----
     Total                         100.0%       100.0%       100.0%
                                   =====        =====        =====

     The average costs of fuels received (including transportation and handling costs) were as follows for the periods shown:

                                         Year Ended December 31,
                                    1996         1995         1994
                                   ------       ------       ------
                                    (Cents per million BTUs consumed)
     Fuel Source:
     Nuclear                        44.85        44.19        47.08
     Coal                           92.45        95.14        95.90
     Gas                           318.80       226.92       297.08
     Oil                           412.13       422.80       422.13

     Total Weighted Average         88.74        90.21        90.96

     The average cost of coal received (including transportation) per ton for the years 1996, 1995 and 1994 has been $15.18, $15.61 and $15.67, respectively.

     MidAmerican has contracts with rail shippers providing for the delivery of coal to its generating stations. In addition, MidAmerican has used spot market purchases of coal to effectively manage inventory levels and take advantage of near-term coal market opportunities. MidAmerican is continuing to satisfy its coal requirements with a combination of contract and spot purchases. MidAmerican believes its sources of coal for its fossil-fueled generating stations are and will continue to be satisfactory. Renewal of expiring contracts and negotiations of new agreements will be pursued as required. Natural gas and oil are used for peak demand electric generation and for standby purposes. These sources are presently in adequate supply and available to meet MidAmerican's needs.

     MidAmerican is a 25% joint owner of Quad Cities Station. MidAmerican has been advised by Commonwealth Edison (ComEd), the joint owner and operator of Quad Cities Station, that the majority of its uranium concentrate and uranium conversion requirements for Quad Cities Station for 1997 can be met under existing supplies or commitments. ComEd foresees no problem in obtaining the remaining requirements now or obtaining future requirements. ComEd further advises that all enrichment requirements have been contracted through 1999. Commitments for fuel fabrication have been obtained at least through 2000. ComEd does not anticipate that it will have any difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station.

     MidAmerican purchases one-half of the power and energy of Cooper through a long-term power purchase contract with NPPD. Approximately 30% of the fuel in the core at Cooper must be replaced every 18 months. The next refueling cycle is currently scheduled to begin in March of 1997. NPPD has informed MidAmerican that it either has sufficient materials and services available to meet foreseeable Cooper requirements or that such materials and services are readily available from suppliers.

     Under the NWPA, the DOE is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. ComEd and NPPD, as required by the NWPA, have signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The DOE has stated, however, that the delivery schedule for spent nuclear fuel may be delayed, and it is expected that it will be significantly delayed. The costs incurred by the DOE for disposal activities are being financed by fees charged to owners and generators of the waste. ComEd has informed MidAmerican that there is on-site storage capability at the Quad Cities Station sufficient to permit such interim storage at least through 2008. NPPD has informed MidAmerican that there is on-site storage capability at the Cooper Station sufficient to permit such interim storage at least through 2004, the remaining term of the long-term power purchase contract. Meeting spent nuclear fuel storage requirements beyond such time could require modifications to the spent fuel storage pools or new and separate storage facilities, the costs of which have not been determined at this time. Industry activities are underway to utilize dry casks for the interim storage of high-level radioactive waste. This may provide an alternative for interim on-site storage of such waste.

NATURAL GAS OPERATIONS

     MidAmerican is engaged in the procurement, transportation, and distribution of natural gas for utility and end-use customers in the Midwest. With the implementation in 1993 of FERC Order 636 and related orders (Order 636 or Orders), MidAmerican began operating in a more competitive environment.
MidAmerican has complete responsibility for natural gas procurement, transportation and storage, a responsibility which had previously resided with the interstate pipeline suppliers. These Orders directly impact the operations, revenues and costs of LDCs, including MidAmerican, and create new opportunities.

     MidAmerican has firm rights to pipeline capacity to transport gas from the production area to its service territory. With the restructuring of the industry, if MidAmerican does not need the capacity (due to fluctuations in anticipated system demand), it can resell such capacity to other companies. To provide incentives for the achievement of optimum use of available transportation capacity, past IUB rulings have allowed MidAmerican to retain 30% of Iowa margins earned on the resold capacity and return 70% to customers through the purchased gas adjustment.

     Information on the impact of FERC Order 636 is included in the "Operating Activities and Other Matters" section of MD&A in Part IV, Item 14 of this Form 10-K.

     Fuel Supply and Capacity

     MidAmerican purchases the majority of its gas supplies from producers or third party marketers and transports the gas on a firm or interruptible basis through the NNG, NGPL and ANR systems. To insure system reliability, a geographically diverse supply portfolio with varying terms and conditions is utilized for the gas supplies.

     MidAmerican utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during the summer months. In addition, MidAmerican also utilizes three liquefied natural gas plants and two propane-air peak shaving plants to meet peak day demands.

     On February 2, 1996, MidAmerican had its highest peak-day delivery of 1,143,026 MMBtus. This peak-day delivery included approximately 88.4% from traditional sales service customers and 11.6% from customer owned gas transported through MidAmerican's system. MidAmerican's 1996/97 winter heating season peak-day delivery of 1,093,503 MMBtus was reached on January 10, 1997. This peak-day delivery included approximately 81.5% from traditional sales service customers and 18.5% from customer owned gas transported through MidAmerican's system. The supply sources utilized by MidAmerican to meet its peak-day deliveries to its sales service customers were:

                                       Thousands       Percent
                                         of              of
                                        MMBtus          Total
                                       -------         -------

     Underground Storage                320.2            35.9
     Firm Supply                        476.1            53.4
     LNG Facilities                      80.8             9.1
     LP Facilities                       14.0             1.6
                                       ------           -----

     Total                              891.1           100.0
                                        =====           =====

     MidAmerican does not anticipate difficulties in meeting its future demands through the use of its supply portfolio and pipeline interconnections for the foreseeable future.

CONSTRUCTION PROGRAM

     The table below shows actual utility capital expenditures for 1996 and budgeted utility expenditures for 1997 and for the period 1998 - 2001.

                                       1996            1997        1998-2001
                                      Actual         Budgeted       Budgeted
                                     --------        --------      ---------
                                              (Thousands of Dollars)
     Electric Property
       Production                    $ 27,770        $ 37,316       $108,385
       Transmission                    23,435          32,670         89,257
       Distribution                    34,416          34,402        162,939
       Gas                             33,257          31,916        131,000
       Administration and Other        15,955          44,032         60,686
                                     --------        --------       --------
         Subtotal                     134,833         180,336        552,267
       Quad Cities Fuel                12,249          10,473         50,079
       Cooper Additions                 7,116           8,844         37,584
                                     --------        --------       --------
          Total                      $154,198        $199,653       $639,930
                                     ========        ========       ========

     The  amounts   shown  above   include   allowance  for  funds  used  during
construction. Of the $145.7 million of budgeted electric production expenditures for the 1997-2001 period, $38.1 million are for expenditures at the

Quad Cities Station. Also included in the amounts above, are capital expenditures required to maintain compliance with the CAA. See "Environmental Regulations" under this Item for additional information. In addition to the amounts shown above, the Company also expects to contribute a total of approximately $50 million to external trusts for Quad Cities nuclear decommissioning during the 1997-2001 period.

GENERAL UTILITY REGULATION

     MidAmerican is a public utility within the meaning of the Federal Power Act and a natural gas company within the meaning of the Natural Gas Act. Therefore, it is subject to regulation by FERC in regard to numerous activities, including the issuance of securities, accounting policies and practices, sales for resale rates, the establishment and regulation of electric interconnections and transmission services and replacement of certain gas utility property.

     MidAmerican is a public utility under the laws of Illinois and is regulated by the ICC as to retail rates, services, accounts, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican is also a public utility under the laws of Iowa and is regulated by the IUB as to retail rates, services, accounts, construction of utility property and in other respects as provided by the laws of Iowa. MidAmerican is also subject to regulation by the SDPUC as to electric and gas retail rates and service.

     While MidAmerican's electricity prices are presently based on traditional cost of service ratemaking, a number of initiatives are in progress that could change that framework. In Illinois legislation has been introduced that would restructure the industry and allow Illinois customers to choose their electric supplier. Although the Company cannot predict the final outcome of such legislation, passage of some form of restructuring bill is possible during 1997.

     At the federal level, a number of bills have been introduced addressing restructuring of the industry beyond the provisions of FERC Orders 888 and 889. Such legislation would lay the framework for the transition to a competitive retail market environment on a nationwide basis. The Company can not predict the final outcome of such legislation.

     No industry restructuring legislation was introduced in the 1997 session of the Iowa legislature.

     Additional information on the status of industry restructuring initiatives is included under the "Operating Activities and Other Matters" section of MD&A in Part IV, Item 14 of this Form 10-K.

     In May 1996, the Iowa legislature approved a bill enhancing energy efficiency program flexibility, eliminating mandatory spending levels for energy efficiency programs, and allowing more timely recovery of energy efficiency expenditures as determined by the IUB. The new legislation became effective July 1, 1996. Previously, electric and gas utilities in Iowa were required to spend approximately 2.0% and 1.5%, respectively, of their annual Iowa jurisdictional revenues on energy efficiency activities. MidAmerican expects final rules on the implementation of the new legislation in the first half of 1997, following which MidAmerican will seek approval to accelerate recovery of deferred and current energy efficiency costs. Additional information on MidAmerican's energy efficiency activities is included under the "Operating Activities and Other Matters" section of MD&A in Part IV, Item 14 of this Form 10-K.

NUCLEAR REGULATION

     MidAmerican is subject to the jurisdiction of the NRC with respect to its license and 25 percent ownership interest in the Quad Cities Station. ComEd is the operator of the Quad Cities Station and is under contract with MidAmerican to secure and keep in effect all necessary NRC licenses and authorizations.

     Under the terms of a long-term power purchase agreement, MidAmerican has contracted to purchase one-half of the power and energy from Cooper located near Brownville, Nebraska, through September 22, 2004. Cooper is owned and operated by NPPD. Under the terms of the contract, NPPD is the sole NRC licensee of Cooper and is required to comply with all NRC regulations. MidAmerican is responsible for one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican's share of fuel costs (including disposal costs) based upon energy delivered. Refer to "Management's Discussion and Analysis" and Notes 1(h), 4(c), 4(d) and 4(e) in Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K. MidAmerican is not subject to the jurisdiction of the NRC with respect to Cooper and the long-term power purchase contract with NPPD. NPPD, because it is the sole owner, licensee and operator of Cooper, is thereby the only entity subject to the jurisdiction of the NRC. Under the terms of the long-term power purchase contract, NPPD is required to assure that Cooper is in compliance with all the NRC regulations.

     The NRC regulations control the granting of permits and licenses for the construction and operation of nuclear generating stations and subject such stations to continuing review and regulation. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses.

     Federal regulations provide that any operating facility may be required to cease operation if the NRC determines there are deficiencies in state, local or utility emergency preparedness plans relating to such facility and the deficiencies are not corrected. ComEd and NPPD have advised MidAmerican that emergency preparedness plans for the Quad Cities Station and Cooper, respectively, have been approved by the NRC. ComEd and NPPD have also advised MidAmerican that state and local plans relating to the Quad Cities Station and Cooper, respectively, have been approved by the Federal Emergency Management Agency.

     The NRC has required ComEd to submit information to allow the NRC to determine what actions, if any, should be taken to assure that ComEd can safely operate its six nuclear generating stations while sustaining performance improvement at each site. While the NRC acknowledged improvements at Quad Cities Station, it also noted performance declines at certain other ComEd nuclear facilities. ComEd has indicated that it intends to provide the NRC with the information requested.

     In June 1988, the NRC adopted final regulations with respect to the decommissioning of nuclear power plants. In 1996, the NRC enacted revisions to provide clarification of these regulations. Among other things, the regulations and amendments address the planning and funding for the eventual decommissioning of nuclear power plants. In response to these regulations, MidAmerican submitted a report to the NRC in July 1990 indicating that it will provide "reasonable assurance" that funds will be available to pay the costs of decommissioning its share of the Quad Cities Station, by making monthly deposits to an external trust fund. NPPD has advised MidAmerican that a decommissioning plan for Cooper has been submitted and approved by the NRC. Monthly payments to NPPD by MidAmerican include monies to fund decommissioning as determined by NPPD.

ENVIRONMENTAL REGULATIONS

     MidAmerican is subject to numerous legislative and regulatory environmental protection requirements involving air and water pollution, waste management, hazardous chemical use, noise abatement, land use aesthetics and atomic radiation.

     State and federal environmental laws and regulations currently have, and future modifications may have, the effect of (i) increasing the lead time for the construction of new facilities, (ii) significantly increasing the total cost of new facilities, (iii) requiring modification of certain of MidAmerican's existing facilities, (iv) increasing the risk of delay on construction projects,
(v) increasing MidAmerican's cost of waste disposal and (vi) possibly reducing the reliability of service provided by MidAmerican and the amount of energy available from MidAmerican's facilities. Any of such items could have a substantial impact on amounts required to be expended by MidAmerican in the future.

Air Quality

     The CAA were signed into law in November 1990. MidAmerican has five jointly owned and six wholly owned coal-fired generating stations, which represent approximately 65% of MidAmerican's electric generating capability. Essentially all utility generating units are subject to the provisions of the CAA which address continuous emission monitoring, permit requirements and fees and emission of certain substances. By the year 2000, some MidAmerican coal-fired generating units will be required to install emissions monitoring system replacements or upgrades. Under current regulations, MidAmerican does not anticipate its construction costs for the installation of emissions monitoring system upgrades to exceed $4 million for 1997 through 2000.

     The EPA has initiated rulemaking proceedings to change the National Ambient Air Quality Standards for particulate matter and ozone. These new standards, if implemented as proposed, could require MidAmerican to install additional control equipment at its coal-fired units to reduce certain emissions. MidAmerican cannot predict whether the proposed regulations will be adopted. If the proposed regulations were adopted in their current form, MidAmerican's costs of compliance could be substantial.

 Water Quality

     Under the Federal Water Pollution Control Act Amendments of 1972, as amended, MidAmerican is required to obtain NPDES permits to discharge effluents (including thermal discharges) from its properties into various waterways. All NPDES permits are subject to renewal after specified time periods not to exceed five years. MidAmerican has obtained all necessary NPDES permits for its generating stations and, when such permits are expected to expire, MidAmerican will file applications for renewal.

Hazardous Materials and Waste Management

     The EPA and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned MGP facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican is evaluating 27 properties which were, at one time, sites of MGP facilities in which it may be a potentially responsible party. MidAmerican's present estimate of probable remediation costs of these sites is $21 million. The ICC has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. MidAmerican's present rates in Iowa provide for a fixed annual recovery of MGP costs.

     Additional information relating to the Company's MGP facilities is included under the Note "Commitments and Contingencies" in Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

     Pursuant to the Toxic Substances Control Act, a federal law administered by the EPA, MidAmerican developed a comprehensive program for the use, handling, control and disposal of all PCB contained in electrical equipment. The future use of equipment containing PCBs will be minimized. Capacitors, transformers and other miscellaneous equipment are being purchased with a non-PCB dielectric fluid. MidAmerican's exposure to PCB liability has been reduced through the orderly replacement of a number of such electrical devices with similar non-PCB electrical devices.

     An unresolved issue is whether exposure to EMFs may result in adverse health effects. EMFs are produced by all devices carrying or using electricity, including transmission and distribution lines and home appliances. Recent studies have proven inconclusive as to the health effects of EMFs. MidAmerican cannot predict the effect on construction costs of electric utility facilities or operating costs if EMF regulations were to be adopted. Although MidAmerican is not the subject of any suit involving EMFs, litigation has been filed in a number of jurisdictions against a variety of defendants alleging that EMFs had an adverse effect on health. If such litigation were successful, the impact on MidAmerican and on the electric utility industry in general could be significant.

                     BUSINESS OF MIDAMERICAN CAPITAL COMPANY

     MidAmerican  Capital  is a  wholly  owned  nonregulated  subsidiary  of the
Company.   The  nonregulated   activities  emphasize  energy  and  complementary
service-related businesses, credit quality and liquidity.

     MidAmerican Capital participates in energy and complementary services industries through three nonregulated business groups: Energy Services, Rail Services and InterCoast Capital .

     Energy Services provides electric, natural gas and energy management services to both retail and wholesale markets. Energy Services' assets at December 31, 1996 and 1995 were $5 million and $6 million, respectively.

     AmGas Inc., a part of the Energy Services group, was organized in anticipation of new opportunities under Order 636. AmGas Inc. markets natural gas and energy management services to commercial and industrial clients in the Midwest.

     IPM, a part of the Energy Services group, was established in September 1993 to offer wholesale power brokering and marketing services to utilities and other power supply agencies. In July 1995, IPM was granted "marketer" status by the FERC enabling it to directly buy and sell power.

     InterCoast Trade and Resources, Inc., part of the Energy Services group, was established in 1995 to provide wholesale natural gas marketing services.

     Rail Services provides railcar leasing, management and maintenance services through UNITRAIN, Inc. and Cornhusker Railcar Services, Inc. These services are primarily provided to electric utility companies within Iowa and surrounding states. In addition, Rail Services has indirect investments in a variety of nonregulated energy production technologies including wind, solar, hydroelectric, and natural gas and coal-fueled generation, equity investments in two developing companies which provide products and services for the electric and gas utility industries, an equity investment in a company that services and markets fiber-optic and telecommunications systems, an equity investment in a company constructing a digital radio network, an equity investment in a residential and commercial security company and equity interests in special purpose funds that invest in venture capital and leveraged buy-out opportunities.

     InterCoast Capital manages MidAmerican Capital's financial investments. Such investments consist primarily of investment grade marketable securities and aircraft leases. InterCoast Capital's total investments at December 31, 1996 and 1995 were $310 million and $362 million, respectively.

     InterCoast Capital's marketable securities portfolio, totaling $220 million and $270 million at December 31, 1996 and 1995, respectively, focuses on energy securities consisting primarily of preferred stocks issued by utility companies. All such preferred stocks have been issued by companies having investment grade senior debt ratings by Moody's or Standard & Poor's. In addition to the preferred stocks, InterCoast Capital has investments in common stocks and independently managed mutual funds.

     InterCoast Capital also holds equity participations in equipment leases for passenger and freight transport aircraft. Such investments totaled $90 million and $91 million at December 31, 1996 and 1995, respectively.

                     BUSINESS OF MIDWEST CAPITAL GROUP, INC.

     Midwest Capital is a wholly owned nonregulated subsidiary of the Company. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's principal interest is a 2,000-acre planned residential and business community near Sioux City, Iowa. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress.

ITEM 2.  PROPERTIES

     The Company's utility properties consist of physical assets necessary and appropriate to rendering electric and gas service in its service territories. Electric property consists primarily of generation, transmission and distribution facilities. Gas property consists primarily of distribution plant, including feeder lines to communities served from natural gas pipelines owned by others. It is the opinion of management that the principal depreciable properties owned by the Company's subsidiaries are in good operating condition and well maintained.

     The net accredited generating capacity, along with the participation purchases and sales, net, and firm purchases and sales, net, are shown for summer 1996 accreditation.

                                                                      Company's Share
                                                                       of Accredited
                                                 Percent                  Generating
     Plant                                      Ownership    Fuel     Capability (MW)
---------------------------------               ---------    ----     ---------------
Steam Electric Generating Plants:
  Council Bluffs Energy Center
    Unit No. 1                                    100.0      Coal               46
    Unit No. 2                                    100.0      Coal               88
    Unit No. 3                                     79.1      Coal              534
  George Neal Station
    Unit No. 1                                    100.0      Coal              135
    Unit No. 2                                    100.0      Coal              300
    Unit No. 3                                     72.0      Coal              371
    Unit No. 4                                     40.6      Coal              253
    Louisa Unit                                    88.0      Coal              616
    Ottumwa Unit                                   52.0      Coal              372
    Riverside Station
    Unit No. 3                                    100.0      Coal                5
    Unit No. 5                                    100.0      Coal              130
                                                                             -----
                                                                             2,850
  Combustion Turbines:
    Coralville - 1 unit                           100.0      Gas/Oil            64
    Electrifarm - 3 units                         100.0      Gas/Oil           185
    Moline - 4 units                              100.0      Gas/Oil            64
    Parr - 2 units                                100.0      Gas/Oil            31
    Pleasant Hill Energy Center-3 units           100.0      Oil               148
    River Hills Energy Center-8 units             100.0      Gas/Oil           116
    Sycamore Energy Center-2 units                100.0      Gas/Oil           149
                                                                             -----
                                                                               757
    Nuclear:
      Cooper (1)                                     (1)     Nuclear           387
      Quad-Cities Station (2)
        Unit No. 1                                 25.0      Nuclear           192
        Unit No. 2                                 25.0      Nuclear           193
                                                                             -----
                                                                               772
    Hydro:
      Moline - 4 units                            100.0      Water               3
                                                                             -----

    Net Accredited Generating Capacity                                       4,382

    Participation Purchases and Sales, Net                                     (81)
                                                                             -----
    Total Net Accredited Generating Capability                               4,301

    Firm Purchases and Sales, Net                                             (120)
                                                                             -----
    Adjusted Net Accredited Generating Capability                            4,181
                                                                             =====

(1) Cooper is owned by NPPD and the amount shown is MidAmerican's entitlement (50%) of Cooper's accredited capacity under a power purchase agreement extending to the year 2004.

(2) See the "Nuclear Regulation" section in Item 1 for information regarding NRC communications with the operator of Quad-Cities Station.

     The electric system of MidAmerican at December 31, 1996, included 871 miles of 345-kV transmission lines, 1,294 miles of 161-kV lines, 1,812 miles of 69-kV lines and 261 miles of 34.5-kV lines.

     The gas distribution facilities of MidAmerican at December 31, 1996, included 18,732 miles of gas mains and services.

     Substantially all the former Iowa-Illinois utility property and franchises, and substantially all of the former Midwest electric utility property located in Iowa, or approximately 82% of gross utility plant, is pledged to secure mortgage bonds.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters

     Information on the Company's environmental matters is included in Item 1 - Business and under the Note "Environmental Matters" in Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K. Cooper Litigation

     On May 26, 1995, a predecessor of MidAmerican filed a lawsuit naming NPPD as defendant. The action is filed in the U.S. District Court for the Southern District of Iowa and is identified as No. 4-95-CV-80356. The legal proceeding is based upon a long-term power purchase agreement between MidAmerican and NPPD, pursuant to which MidAmerican purchases one-half the output of NPPD's Cooper and pays one-half the cost of operating Cooper. NPPD, in turn, is obligated to operate the plant in an efficient and economical manner consistent with good business and utility practices and in compliance with the terms of its operating license issued to it by the Nuclear Regulatory Commission (NRC). In 1993 and 1994, as a response to NPPD actions, the NRC issued numerous notices of violations to NPPD; as a result of these violations and other safety issues identified by the NRC and NPPD, Cooper experienced unplanned outages and outages were unduly extended. MidAmerican's position is that NPPD's failure to meet its obligations with respect to the operation of Cooper deprived MidAmerican of the benefits it was entitled to under the power sales contract, causing MidAmerican to lose profits and incur increased costs of operation, which damages MidAmerican seeks to collect from NPPD. The matter is scheduled to go to trial on June 9, 1997. Similar litigation has been filed against NPPD by LES, a municipal utility serving the City of Lincoln, Nebraska, and purchasing one-eighth of the output of Cooper pursuant to a similar power purchase contract. The LES legal proceeding is pending in Nebraska state court.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

OTHER INFORMATION

EXECUTIVE OFFICERS OF HOLDINGS

     The names, ages and positions of the executive officers of the Company are listed below.

     Name                    Age   Positions Held
     ----                    ---   --------------

     Russell E. Christiansen  61   Chairman of the Board

     Stanley J. Bright        56   President and Chief Executive Officer

     Ronald W. Stepien        50   Executive Vice President

     Philip G. Lindner        53   Senior Vice President and Chief Financial Officer

     John A. Rasmussen, Jr.   51   Senior Vice President and General Counsel

     Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected. Each of the officers has served in the above stated capacity since December 1, 1996, and has been employed by Holdings and/or its subsidiaries or predecessor companies for five or more years as an executive officer .

BUSINESS TRANSACTION POLICY STATEMENT

     In response to the competitive forces and regulatory changes being faced by the Company, the Company has from time to time considered, and expects to continue to consider, various strategies designed to enhance its competitive position and to increase its ability to adapt to and anticipate changes in its utility business. These strategies may include business combinations with other companies, internal restructuring involving the complete or partial separation of its wholesale and retail businesses, and additions to, or dispositions of, portions of its franchised service territories. The Company may from time to time be engaged in preliminary discussions, either internally or with third parties, regarding one or more of these potential strategies. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or as to the ultimate effect thereof on the financial condition or competitive position of the Company.

     The Company's management is mindful of the importance of informing investors about Company operations. Management must also pay heed to the legally sensitive nature of certain matters, and that is particularly true about any business transaction involving an acquisition, disposition or combination of businesses which the Company may be considering.

     Therefore, the Company's management has adopted a policy to announce consideration of any such transaction only after it would enter into a definitive agreement or an agreement in principle describing the material terms of such a transaction.

     Until that point, the Company would respond with "no comment" to any inquiry concerning any such transaction, whether or not the Company is considering, discussing or negotiating for any acquisitions, dispositions or combinations of businesses. The Company's management believes this policy is consistent both with investors' need for information and with the Company's concern for appropriate disclosure regarding legally sensitive matters.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION AND DIVIDENDS

     Holdings' common stock is listed on the New York Stock Exchange under the symbol "MEC." The following table sets forth, for the periods indicated, the dividends declared per share of common stock and the high and low market prices of the common stock of MidAmerican, Midwest Resources and Iowa-Illinois, as reported in The Wall Street Journal for the New York Stock Exchange Composite Tape.

                                                                     Price Range
                                             ----------------------------------------------------------
                      Dividends Declared         MidAmerican        Iowa-Illinois         Resources
                   -----------------------   -----------------   ------------------   -----------------
                     MEC     IWG      MWR      High        Low     High       Low      High       Low
                   -----   -------   -----   -------   -------   --------   -------   -------   -------
1996
     4th Quarter   $0.30   $     -   $   -   $16 1/4   $14 3/4   $      -   $     -   $     -   $     -
     3rd Quarter    0.30         -       -    17 3/4    15 3/8          -         -         -         -
     2nd Quarter    0.30         -       -    17 7/8    16 1/4          -         -         -         -
     1st Quarter    0.30         -       -    18 7/8    16 1/4          -         -         -         -
1995
     4th Quarter   $0.30    $    -   $   -   $17 1/8   $15       $      -   $     -   $     -   $     -
     3rd Quarter    0.30         -       -    15 5/8    13 5/8          -         -         -         -
     2nd Quarter       -    0.4325    0.29         -          -    22        19 7/8    15        13 5/8
     1st Quarter       -    0.4325    0.29         -          -    22 1/8    19        14 5/8    13 3/8

HOLDERS

     On February 21, 1997, there were approximately 65,000 shareholders of record of Holdings' common stock.

     MidAmerican's outstanding common stock is held entirely by its parent company, Holdings, and is not publicly traded. On December 1, 1996, MidAmerican distributed the capital stock of MidAmerican Capital and Midwest Capital to Holdings. All other common dividends are included in the amounts displayed for Holdings.

ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to Part IV of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Part IV of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Holdings

     The information required by Item 10 relating to directors who are nominees for election as directors at Holdings 1997 Annual Meeting of Shareholders is set forth in Holdings' Proxy Statement filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934. Therefore, such information is incorporated herein by reference to the material appearing under the caption "ELECTION OF DIRECTORS" on pages 2 through 6 of the Proxy Statement. Information required by Item 10 relating to Executive Officers of the Registrant is set forth under a separate caption in Part I hereof.

MidAmerican

     Information concerning the directors and executive officers of MidAmerican is as follows:

(A)  IDENTIFICATION

                                                                   Served in      Served as
                                      Present                       Present       Director
     Name                       Age   Position                   Position Since     Since
     ----                       ---   --------                   --------------   ---------

     Russell E. Christiansen     61   Director                        1996           1983

     Stanley J. Bright           56   Chairman, President and
                                        Chief Executive Officer       1996           1987

     Lynn K. Vorbrich            58   Executive Vice President        1996              -

     Ronald W. Stepien           50   Executive Vice President        1996           1996

     Dave J. Levy                42   Senior Vice President           1996           1996

     Philip G. Lindner           53   Senior Vice President
                                        and Chief Financial Officer   1996           1996

     John A. Rasmussen, Jr.      51   Senior Vice President
                                        and General Counsel           1996           1996

     Stephen E. Shelton          49   Senior Vice President           1995           1996

     Beverly A. Wharton          43   Senior Vice President           1996           1996


     Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

(B) BUSINESS EXPERIENCE

RUSSELL E. CHRISTIANSEN

     Chairman of Holdings since December 1, 1996, Chairman of MidAmerican from 1995 to December 1, 1996 and Chairman of the Office of the Chief Executive Officer from 1995 to July 1, 1996. Chairman and Chief Executive Officer of Midwest Resources from 1992 to 1995 and President form 1990 to 1995. Director of McLeod, Inc.

STANLEY J. BRIGHT

     President and Chief Executive Officer of Holdings since December 1, 1996. Chairman of MidAmerican since December 1, 1996, Chief Executive Officer since July 1, 1996, President since 1995 and President of the Office of the Chief Executive Officer from 1995 to July 1, 1996. Chairman, President and Chief Executive Officer of Iowa-Illinois from 1991 to 1995. Director of Norwest Bank Iowa, N.A. and Utilx Corporation.

LYNN K. VORBRICH

     Executive Vice President of MidAmerican since November 1, 1996 and President, Electric Division from 1995 to November 1, 1996. Executive Vice President, Midwest from 1991 to 1995. Director of Norwest Bank Quad Cities.

RONALD W. STEPIEN

     Executive Vice President of Holdings since December 1, 1996. Executive Vice President of MidAmerican since November 1, 1996 and Group Vice President from 1995 to November 1, 1996. Vice President of Iowa-Illinois from 1990 to 1995.

DAVE J. LEVY

     Senior Vice President of MidAmerican since November 1, 1996 and Vice President from 1995 to November 1, 1996. Vice President of Iowa-Illinois from 1993 to 1995 and manager prior to 1993.

PHILIP G. LINDNER

     Senior Vice President and Chief Financial Officer of Holdings since December 1, 1996. Senior Vice President and Chief financial Officer of MidAmerican since November 1, 1996, Group Vice President and Chief Financial Officer from August 1, 1996 to November 1, 1996 and Group Vice President from 1995 to August 1, 1996. Group Vice President of Midwest from 1992 to 1995.

JOHN A. RASMUSSEN, JR.

     Senior Vice President and General Counsel of Holdings since December 1, 1996. Senior Vice President and General Counsel of MidAmerican since November 1, 1996 and Group Vice President and General Counsel from July 1, 1995 to November 1, 1996. Vice President and General Counsel of Midwest from 1991 to 1995.

STEVEN E. SHELTON

     Senior Vice President of MidAmerican since 1995. Vice President of Iowa-Illinois from 1985 to 1995.

BEVERLY A. WHARTON

     Senior Vice President of MidAmerican since November 1, 1996 and President, Gas Division from 1995 to November 1, 1996. Group Vice President of Midwest from 1992 to 1995. Director of Security National Bank.

ITEM 11.  EXECUTIVE COMPENSATION

Holdings and MidAmerican

       The information required by Item 11 is incorporated herein by reference to the material appearing under the caption "EXECUTIVE COMPENSATION" on pages 9 through 20 of Holdings' Proxy Statement filed with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     To the Company's knowledge, no single entity has beneficial ownership of 5 percent or more of the outstanding Common Stock of Holdings.

     Holdings owns 100 percent of the outstanding Common Stock of MidAmerican.

(B)  SECURITY OWNERSHIP OF MANAGEMENT

Holdings

     Security ownership of management as outlined on pages 7 and 8 of the Company's Proxy Statement filed with the SEC under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

MidAmerican

     The following table shows the beneficial ownership, reported to MidAmerican as of February 21, 1997, of Holdings Common Stock of each director, the two individuals serving in the office of the chief executive officer of MidAmerican Energy Company until July 1, 1996, and the four other most highly compensated executive officers and, as a group, directors, and executive officers. No member of the group owned any of the preferred stock of MidAmerican. To MidAmerican's knowledge, no single entity owns of record or beneficially more than five percent of any class of the outstanding voting securities of Holdings.

                                              Amount and Nature of    Percent of
     Name of Beneficial Owner               Beneficial Ownership (1)    Class
     ------------------------               ------------------------  ---------

     Stanley J. Bright.................           71,061  (2)             *
     Russell E. Christiansen...........           84,950  (3)             *
     Ronald W. Stepien.................           17,839  (4)             *
     Lynn K. Vorbrich..................           32,671  (5)             *
     Stephen E. Shelton................           15,451  (6)             *
     Beverly A. Wharton................           31,782  (7)             *
     Philip G. Lindner.................           17,969  (8)             *
     Dave J. Levy......................            6,062  (9)             *
     John A. Rasmussen, Jr.............           22,795 (10)             *
     Directors and executive officers
       as a group (9) persons..........          300,580 (11)             *

___________________
*  Less than one percent of the shares of MidAmerican Common Stock outstanding.

(1) Beneficial ownership of each of the shares of MidAmerican Common Stock listed in the foregoing table is comprised of sole voting power and sole investment power, unless otherwise noted.

(2) Includes 37,500 shares which Mr. Bright has the right to acquire within 60 days upon the exercise of stock options, 6,423 shares held in a Section 401(k) defined contribution plan as of December 31, 1996 and 1,697 shares beneficially owned by Mr. Bright and his spouse.

(3) Includes 37,500 shares which Mr. Christiansen has the right to acquire within 60 days upon the exercise of stock options, 12,052 shares held in a
     Section 401(k) defined contribution plan as of December 31, 1996 and 8,040 shares beneficially owned by Mr. Christiansen and his spouse.

(4) Includes 10,000 shares which Mr. Stepien has the right to acquire within 60 days upon the exercise of stock options, 1,162 shares held in a Section 401(k) defined contribution plan as of December 31, 1996.

(5) Includes 15,000 shares which Mr. Vorbrich has the right to acquire within 60 days upon the exercise of stock options, 2,674 shares held in a Section 401(k) defined contribution plan as of December 31, 1996 and 784 shares beneficially owned by Mr. Vorbrich and his spouse.

(6) Includes 7,400 shares held in a Section 401(k) defined contribution plan as of December 31, 1996.

(7) Includes 15,000 shares which Mrs. Wharton has the right to acquire within 60 days upon the exercise of stock options, 1,326 shares held in a Section 401(k) defined contribution plan as of December 31, 1996, 4,678 shares beneficially owned by Mrs. Wharton and her spouse and 450 shares beneficially owned in a custodial account for a minor child.

(8) Includes 10,000 shares which Mr. Lindner has the right to acquire within 60 days upon the exercise of stock options, 161 shares held in a Section 401(k) defined contribution plan as of December 31, 1996, and 1,138 shares beneficially owned by Mr. Lindner and his spouse.

(9) Includes 44 shares held in a Section 401(k) defined contribution plan as of December 31, 1996 and 493 shares beneficially owned by Mr. Levy and his spouse.

(10) Includes 10,000 shares which Mr. Rasmussen has the right to acquire within 60 days upon the exercise of stock options, 3,050 shares held in a Section 401(k) defined contribution plan as of December 31, 1996 and 2,700 shares beneficially owned by Mr. Rasmussen and his spouse.

(11) Includes 135,000 shares which the executive officers have the right to acquire within 60 days upon the exercise of stock options, shares held in defined contribution plans as of December 31, 1996 and shares beneficially owned jointly with and individually by family members of directors and executive officers.

(C) CHANGES IN CONTROL

     There are no arrangements known to the registrants, the operation of which may at a subsequent date result in a change in control of Holdings or MidAmerican.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)1.  FINANCIAL STATEMENTS (INCLUDED HEREIN)

                                                                      Page No.
                                                                      --------

       Selected Consolidated Financial Data.........................    30
       Management's Discussion and Analysis of Financial Condition
         And Results of Operations..................................    31

       Index to Financial Statements:
       ------------------------------

                       MidAmerican Energy Holdings Company

       Consolidated Statements of Income
         For the Year Ended December 31, 1996, 1995 and 1994........    46
       Consolidated Statements of Cash Flows
         For the Year Ended December 31, 1996, 1995 and 1994........    47
       Consolidated Balance Sheets
         As of December 31, 1996 and 1995 ..........................    48
       Consolidated Statements of Capitalization
         As of December 31, 1996 and 1995 ..........................    49
       Consolidated Statements of Retained Earnings
         For the Year Ended December 31, 1996, 1995 and 1994........    50
       Notes to Consolidated Financial Statements...................    51
       Management's Responsibility for Financial Statements.........    73
       Reports of Independent Public Accountants....................    74

                           MidAmerican Energy Company

       Consolidated Statements of Income
         For the Year Ended December 31, 1996, 1995 and 1994........    75
       Consolidated Statements of Cash Flows
         For the Year Ended December 31, 1996, 1995 and 1994........    76
       Consolidated Balance Sheets
         As of December 31, 1996 and 1995 ..........................    77
       Consolidated Statements of Capitalization
         As of December 31, 1996 and 1995 ..........................    78
       Consolidated Statements of Retained Earnings
         For the Year Ended December 31, 1996, 1995 and 1994........    79
       Notes to Consolidated Financial Statements...................    80
       Management's Responsibility for Financial Statements.........    92
       Reports of Independent Public Accountants....................    93

       Index to Supplemental Information
       ---------------------------------

       Five-Year Financial Statistics...............................    94
       Five-Year Consolidated Statements of Income..................    95
       Five-Year Consolidated Balance Sheets........................    96
       Five-Year Utility Statistics.................................    97

(A)2.  FINANCIAL STATEMENT SCHEDULES (INCLUDED HEREIN)

     The  following   schedules   should  be  read  in   conjunction   with  the
aforementioned financial statements.

                                                                     Page No.
                                                                     --------
       MidAmerican Energy Holdings Company  Consolidated
         Valuation and Qualifying Accounts (Schedule II) ...........    99
       MidAmerican Energy Company Consolidated Valuation
         and Qualifying Accounts (Schedule II) .....................   100

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)3.  EXHIBITS

     See Exhibit Index on page 104.

(B)  REPORTS ON FORM 8-K

     On October 18, 1996, MidAmerican filed a report on Form 8-K, dated October 17, 1996. The report included information regarding the announcement that MidAmerican had entered into a letter of intent to sell certain of its nonregulated oil and gas subsidiaries to KCS Energy Inc. of Edison, New Jersey. The press release issued in conjunction with the announcement was filed as an Exhibit to the report.

     On December 2, 1996, Holdings filed a report on Form 8-K, dated December 2, 1996. The report included information regarding the formation of Holdings. The press release issued with respect to the holding company formation was filed as an Exhibit to the report.

     On December 20, 1996, Holdings filed a report on From 8-K, dated December 18, 1996, regarding the adoption of a Shareholder Rights Agreement. Pursuant to such Agreement, the Company will make a dividend distribution of one preferred stock purchase right for each outstanding share of Common Stock of the Company as of the close of business on December 30, 1996. The Shareholder Rights Agreement dated as of December 18, 1996, between the Company and Continental Stock Transfer and Trust Company, as Rights Agent and the news release issued announcing the adoption of the Shareholder Rights Agreement were filed as Exhibits to the report.

SELECTED FINANCIAL DATA
-----------------------

MidAmerican Energy Holdings Company
-----------------------------------

                                                                               DECEMBER 31
                                                      ---------------------------------------------------------------
                                                         1996         1995         1994          1993          1992
                                                      ----------   ----------   ----------    ----------   ----------
INCOME STATEMENT DATA:
Revenues...........................................   $1,872,612   $1,649,341   $1,631,225    $1,627,956   $1,462,580
Operating income (a)...............................      343,638      292,354      264,492       267,938      211,159
Income from continuing operations (b)..............      143,761      119,705      123,098       134,325       75,045
Average common shares outstanding..................      100,752      100,401       98,531        97,762       95,430
Earnings per average common share
    from continuing operations.....................   $     1.43   $     1.19   $     1.25    $     1.38   $     0.79
Cash dividends declared per share..................   $     1.20   $     1.18   $     1.17    $     1.17   $     1.28

BALANCE SHEET DATA:
Total assets.......................................   $4,559,283   $4,470,097   $4,388,894    $4,352,073   $4,103,420
Long-term debt (c).................................    1,474,701    1,468,617    1,471,127     1,407,374    1,401,736
Power purchase obligation (d)......................      111,222      125,729      137,809       151,485      146,150
Short-term borrowings..............................      161,990      184,800      124,500       173,035      120,244
Preferred stock:
    Not subject to mandatory redemption............       31,769       89,945       89,955       109,871       74,242
    Subject to mandatory redemption (e)............      150,000       50,000       50,000        50,000       48,625
Common stock equity................................    1,239,946    1,225,715    1,204,112     1,180,510    1,159,676
Book value per common share........................   $    12.31   $    12.17   $    12.08    $    12.07   $    11.86




MidAmerican Energy Company
--------------------------

                                                                                DECEMBER 31
                                                      ---------------------------------------------------------------
                                                         1996         1995         1994          1993         1992
                                                      ----------   ----------   ----------    ----------   ----------
INCOME STATEMENT DATA:
Revenues..........................................    $1,635,761   $1,554,235   $1,513,675    $1,541,959   $1,420,714
Operating income (a)..............................       249,207      219,238      198,491       203,780      176,472
Net income from continuing operations (b).........       165,132      132,489      121,145       133,888       86,713
Earnings on common from continuing operations.....       154,731      124,430      110,594       125,521       77,978

BALANCE SHEET DATA:
Total assets......................................    $3,774,653   $3,976,201   $3,879,847    $3,832,569   $3,583,705
Long-term debt (c)................................     1,136,515    1,110,525    1,109,617     1,051,144    1,075,245
Power purchase obligation (d).....................       111,222      125,729      137,809       151,485      146,150
Short-term borrowings.............................       161,700      184,800      124,500       160,800      110,600
Preferred stock:
    Not subject to mandatory redemption...........        31,769       89,945       89,955       109,871       74,242
    Subject to mandatory redemption (e)...........       150,000       50,000       50,000        50,000       48,625
Common stock equity (f)...........................       986,825    1,225,715    1,204,112     1,180,510    1,159,676

(a) MidAmerican Energy Holdings Company (Holdings) operating income includes $33.4 million of costs related to a restructuring and work force reduction plan implemented and completed in 1995, and MidAmerican Energy Company (MidAmerican) operating income includes $31.9 million of such costs.
(b) Holdings recorded after-tax losses of approximately $9.4 million and $10.2 million for the write-down of certain nonregulated assets during 1996, and 1995, respectively. In 1993, MidAmerican recorded an $11.5 million after-tax gain on an exchange of natural gas service territories.
(c)  Includes long-term debt due within one year.
(d)  Includes power purchase obligation due within one year.
(e) 1996 includes MidAmerican-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely MidAmerican junior subordinated debentures.
(f) 1996 Reflects the distribution of capital stock of MidAmerican Capital Company and Midwest Capital Group, Inc. to Holdings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  INTRODUCTION
                                  ------------

COMPANY STRUCTURE

     MidAmerican Energy Holdings Company (Holdings or the Company), is an exempt public utility holding company headquartered in Des Moines, Iowa. Effective December 1, 1996, Holdings became the parent company of MidAmerican Energy Company (MidAmerican), MidAmerican Capital Company (MidAmerican Capital) and Midwest Capital Group, Inc. (Midwest Capital). Prior to December 1, 1996, MidAmerican Capital and Midwest Capital were subsidiaries of MidAmerican.

     MidAmerican was formed on July 1, 1995, as a result of the merger (the merger) of Iowa-Illinois Gas and Electric Company, Midwest Resources Inc. (Resources) and Midwest Power Systems Inc., the utility subsidiary of Resources.

     MidAmerican is a public utility with electric and natural gas operations and is the principal subsidiary of Holdings. MidAmerican Capital (formerly InterCoast Energy Company), discussed below, and Midwest Capital are Holdings' nonregulated subsidiaries. Midwest Capital functions as a regional business development company in MidAmerican's utility service territory.

     During the second quarter of 1996, the Company restructured one of its nonregulated subsidiaries, the former InterCoast Energy Company, and changed the subsidiary's name to MidAmerican Capital Company. In addition, the Company formed a new subsidiary under MidAmerican Capital, named InterCoast Energy Company (InterCoast). The new InterCoast had as its subsidiaries the Company's wholesale nonregulated energy companies, including InterCoast Oil and Gas Company, formerly named Medallion Production Company. MidAmerican Capital retained as direct subsidiaries the rail service businesses, the marketable securities and passive investment activities, and a nonregulated retail natural gas subsidiary.

DESCRIPTION OF FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS

     The merger is accounted for as a pooling-of-interests, and the consolidated financial statements are presented as if the merger occurred as of the beginning of the earliest period presented. In addition, the consolidated financial statements of MidAmerican present amounts related to MidAmerican Capital and Midwest Capital as discontinued operations for all periods presented to reflect their transfer to Holdings in December 1996. Portions of the following discussion provide information related to material changes in the financial condition and results of operations of Holdings and MidAmerican for the periods presented based on the combined historical information of the predecessor companies. It is not necessarily indicative of what would have occurred had the predecessor companies actually merged at the beginning of the earliest period.

     The information presented in this management's discussion and analysis addresses the financial statements of Holdings and MidAmerican as presented in this joint filing. Information related to MidAmerican also relates to Holdings. Information related to MidAmerican Capital and Midwest Capital pertains only to the discussion of the financial condition and results of operations of Holdings. To the extent necessary, certain discussions have been segregated to allow the reader to identify information applicable only to Holdings.

DISCONTINUED OPERATIONS

Holdings:
--------

     The Company is redeploying certain of its nonregulated investments as part of its strategy of becoming a leading regional provider of energy and complementary services. As discussed below, the Company discontinued some of its nonregulated operations during the second half of 1996. The related income or loss from operations and the anticipated losses on disposal are reflected as discontinued operations in each of the periods presented in the Consolidated Statements of Income. Also included in discontinued operations in the Consolidated Statements of Income are amounts related to the Company's construction subsidiaries which were discontinued in 1994. Net assets of the discontinued operations are separately presented in the Consolidated Balance Sheets as Investment in Discontinued Operations.

     In the fourth quarter of 1996, the Company and KCS Energy, Inc. (KCS) of Edison, New Jersey, signed a definitive agreement to sell a portion of the Company's nonregulated operations to KCS for $210 million in cash and 435,000 warrants to purchase KCS common stock. The sale, which included the Company's oil and gas exploration and development operations, was completed in January 1997. The Company recorded an after-tax loss of $7.1 million for the transaction in 1996.

     The Company also intends to divest a subsidiary that developed and continues to operate a computerized information system facilitating real-time exchange of power in the electric industry. The Company expects the disposition to occur during the first half of 1997 and, accordingly, recorded a $4.0 million anticipated after-tax loss on disposal of those operations in September 1996.

MidAmerican:
-----------

     MidAmerican received $15.3 million in cash in 1996 as final settlement for the sale of a former coal mining subsidiary which was reflected as discontinued operations in 1982 by one of MidAmerican's predecessors. The final settlement included reacquisition by the buyer of preferred equity issued to MidAmerican and the settlement of reclamation reserves. MidAmerican recorded an after-tax loss on disposal of $3.3 million for the transaction in September 1996. This transaction is included in discontinued operations in the consolidated financial statements of MidAmerican as well as Holdings. Discontinued operations of MidAmerican for 1996 also includes the net loss of MidAmerican Capital and Midwest Capital for the 1996 period prior to the December 1, 1996, transfer to Holdings.

FORWARD-LOOKING STATEMENTS

     From time to time, the Company or one of its subsidiaries individually may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Company's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, competitive factors, general economic conditions in the Company's service territory and federal and state regulatory actions.

                              RESULTS OF OPERATIONS
                              ---------------------

EARNINGS

     The following tables provide a summary of the earnings contributions of the Company's and MidAmerican's operations for each of the periods presented:

Holdings:
--------
                                          1996          1995           1994
                                       ----------     ---------     ----------
Earnings (in millions)
  Continuing operations
    Electric utility ..............    $    122.7     $   111.9     $     96.1
    Gas utility ...................          32.0          12.6           14.5
                                       ----------     ---------     ----------
         Utility ..................         154.7         124.5          110.6
    Nonregulated operations .......         (11.0)         (4.8)          12.5
  Discontinued operations .........         (12.7)          3.1           (2.9)
                                       ----------     ---------     ----------
     Consolidated earnings ........    $    131.0     $   122.8     $    120.2
                                       ==========     =========     ==========

Earnings Per Common Share
  Continuing operations
    Electric utility ..............    $     1.22     $    1.11     $     0.97
    Gas utility ...................          0.32          0.13           0.15
                                       ----------     ---------     ----------
         Utility ..................          1.54          1.24           1.12
    Nonregulated operations .......         (0.11)        (0.05)          0.13
  Discontinued operations .........         (0.13)         0.03          (0.03)
                                       ----------     ---------     ----------
    Consolidated earnings .........    $     1.30     $    1.22     $     1.22
                                       ==========     =========     ==========


MidAmerican:
-----------
                                          1996           1995          1994
                                       ----------     ---------     ----------
                                                    (in millions)
Earnings on Common Stock
  Continuing operations
    Electric utility ..............    $    122.7     $   111.9     $     96.1
    Gas utility ...................          32.0          12.6           14.5
                                       ----------     ---------     ----------
         Total ....................         154.7         124.5          110.6
  Discontinued operations .........         (10.1)         (1.7)           9.6
                                       ----------     ---------     ----------
     Consolidated earnings ........    $    144.6     $   122.8     $    120.2
                                       ==========     =========     ==========

     The Company's earnings per share for 1996 increased 8 cents compared to 1995. The effect of merger-related costs on 1995 earnings and realization in 1996 of cost savings resulting from the merger had a favorable effect on the Company's and MidAmerican's 1996 earnings compared to 1995. In addition, an after-tax gain from the sale of certain MidAmerican storage gas supplies in 1996 and income from MidAmerican's incentive gas procurement program contributed 3 cents per share to 1996 earnings. A reduction in utility property taxes also contributed to the improvement in earnings. The cost of a merger proposal, discussed below, reduced utility earnings by approximately 5 cents per share in 1996. A cooler than normal summer and a favorable heating season compared to normal resulted in an estimated decrease of 4 cents per share in 1996. For the Company's nonregulated businesses, earnings from continuing operations decreased 6 cents per share in 1996 compared to 1995 due primarily to 1995 gains on the sales of a telecommunications subsidiary and a partnership interest in a gas
marketing   organization.   As  discussed  below,  1996  and  1995  earnings  of
nonregulated  subsidiaries  include  write-downs  of certain  assets.  Losses on disposal of discontinued operations reduced 1996 earnings per share by approximately 15 cents.

     On August 5, 1996, the Company announced a proposal to merge with IES Industries Inc. (IES), a holding company headquartered in Cedar Rapids, Iowa. The IES board of directors rejected the Company's proposal in favor of a pending merger with WPL Holdings and Interstate Power Co. (the Wisconsin Transaction). The Company solicited proxies against the Wisconsin Transaction for use at the IES annual meeting of shareholders which was held on September 5, 1996. At that meeting, the holders of a majority of the IES common stock voted in favor of the Wisconsin Transaction, and the Company discontinued its attempt to merge with IES. In the effort, MidAmerican incurred tax deductible costs of $8.7 million in 1996 which are included in Other, Net in the Consolidated Statements of Income.

     The Company's and MidAmerican's 1995 earnings were reduced by merger-related costs. As part of the process of combining the operations of MidAmerican's predecessors, the Company developed a restructuring plan which included employee incentive early retirement, relocation and separation programs. The Company recorded $33.4 million of restructuring costs during 1995, of which $31.9 million is included in utility operations. These costs are reflected in Other Operating Expenses in the Consolidated Statements of Income.

     In addition, the Company incurred transaction costs to complete the merger. The Company expensed $4.6 million and $4.5 million of merger transaction costs in 1995 and 1994, respectively. Of the total, $0.2 million of the 1994 costs relates to nonregulated subsidiaries of the Company. These costs are included in Other, Net in the Consolidated Statements of Income.

     In total, restructuring and transaction costs reduced the Company's earnings for 1995 by 24 cents per share. Transaction costs reduced 1994 earnings by 5 cents per share.

     Write-downs of certain assets, primarily alternative energy projects, of the Company's nonregulated subsidiaries reduced earnings by approximately $9.4 million, or 9 cents per share, and $10.2 million, or 10 cents per share, in 1996 and 1995, respectively. The write-downs reflect declines in the value of those nonregulated investments. The pre-tax amounts of the write-downs, which are included in Other, Net in the Consolidated Statements of Income, totaled $15.6 million and $18.0 million for 1996 and 1995, respectively.

     The Company's earnings per share for 1995 were unchanged compared to 1994. Increases in the gross margins of utility electric and natural gas operations favorably affected earnings in 1995. Gross margin is the amount of revenues remaining after deducting electric fuel costs or the cost of gas sold, as appropriate. Decreases in nuclear operations and maintenance costs also favorably affected earnings. As discussed above, merger-related costs and write-downs of certain nonregulated assets had a significant adverse affect on 1995 earnings.


UTILITY GROSS MARGIN

     Electric Gross Margin:
     ---------------------

                                          1996          1995         1994
                                       ----------    ---------    ----------
                                                   (In millions)
Operating revenues ................    $    1,099    $   1,095    $    1,022
Cost of fuel, energy and capacity .           234          230           214
                                       ----------    ---------    ----------

    Electric gross margin .........    $      865    $     865    $      808
                                       ==========    =========    ==========

     Variations in gross margin are the result of changes in revenues due to price and sales volume variances. Changes in the cost of electric fuel, energy and capacity (collectively, Energy Costs) reflect fluctuations in generation levels and mix, fuel cost, and energy and capacity purchases. MidAmerican has been allowed to recover Energy Costs from most of its electric utility customers through energy adjustment clauses (EACs) in revenues. Variations in revenues collected through the EACs, reflecting changes in Energy Costs per unit sold and volumes sold, do not affect gross margin or net income. Refer to "Rate Matters" under the Operating Activities and Other Matters section of Liquidity and Capital Resources.

     Electric gross margin for 1996 was unchanged compared to 1995. Electric retail sales for 1996 increased nearly 2% compared to 1995 due to modest customer growth and an improvement in sales not dependent upon weather. Cooler weather conditions in the 1996 third quarter compared to the 1995 third quarter caused a significant decrease in weather-related sales. Colder weather during the 1996 heating seasons compared to the 1995 heating seasons helped to mitigate the impact of the mild cooling season in 1996. Sales to the more weather-sensitive customers have a higher margin per unit than sales to other customers. As a result, the decrease in sales to those customers had a greater impact on margin than increases in sales to other customers. For the year, the impact of weather reduced electric gross margin by an estimated $15 million compared to normal.

     Increases in electric retail rates due to filings made by MidAmerican's predecessors increased revenues and gross margin for 1996 compared to 1995. Electric revenues in the first half of 1995 reflect a $13.6 million annual increase for interim rates in connection with an Iowa electric rate filing. Revenues for 1996 reflect the full-year effect of the final $20.3 million annual rate increase in the proceeding, which was effective in August 1995. Approximately $8 million of this increase relates to increased expenses for other postretirement employee benefit (OPEB) costs. Additionally, in August 1995, MidAmerican began collection of $18.6 million over a four-year period related to an energy efficiency cost recovery filing. At the same time, MidAmerican began expensing a similar amount for the amortization of previously deferred energy efficiency costs. The amortization is included in other operating expenses. Refer to "Energy Efficiency" in the Liquidity and Capital Resources section for a discussion of changes in energy efficiency legislation and potential acceleration of cost recovery.

     In November 1996, MidAmerican implemented rate reductions representing approximately $21.8 million in annual revenues related to proceedings begun in 1996. In addition, electric revenues and gross margin were reduced by $3.7 million in 1996 for a rate refund reserve for revenues prior to November 1 in connection with one of the proceedings. Refer to "Rate Matters" in Liquidity and Capital Resources later in this discussion for further information.

     Electric gross margin for 1995 improved compared to 1994 due to the increases in electric retail rates and a 3% increase in electric retail sales. The increase in retail sales was due primarily to warmer temperatures in the 1995 third quarter compared to the third quarter of 1994.

     In addition to the electric rate increases discussed above, in October 1994 and January 1995, MidAmerican implemented rate increases for Iowa energy efficiency cost recovery filings which allow a total increase in electric revenues of $31.7 million over a four-year period together with a corresponding amortization of deferred energy efficiency costs.

     Revenues from sales for resale increased $16 million for 1996 compared to 1995 and $21.2 million for 1995 compared to 1994. Variations in the amount of available generation affected sales volumes, especially for 1995 compared to 1994. During 1994 and the first quarter of 1995, nuclear generating facilities were out of service for an extended period. Coal delivery uncertainties also limited MidAmerican's sales for resale in 1994. In addition, the MidAmerican merger and the reorganization of utility functions increased MidAmerican's ability to participate in these types of transactions. Effective November 1995, the margin on most electric energy sales for resale is flowed through to retail customers and has a minimal effect on gross margin and net income.


     Gas Gross Margin:
     ----------------

                                          1996          1995         1994
                                       ----------    ---------    ----------
                                                   (In millions)
Operating revenues ................    $      537    $     460    $      492
Cost of gas sold ..................           345          279           327
                                       ----------    ---------    ----------
    Gas gross margin ..............    $      192    $     181    $      165
                                       ==========    =========    ==========

     Variations in gas gross margin are the result of changes in revenues due to price and sales volume variances. MidAmerican has been allowed to recover in revenues the cost of gas sold from most of its gas utility customers through purchase gas adjustment clauses (PGAs). Variations in revenues collected through the PGAs, reflecting changes in the cost of gas per unit and volumes sold, do not affect gross margin or net income.

      Gross margin from gas sales increased in 1996 and 1995 compared to their respective prior years. The increases were due both to price and sales volumes increases. Retail sales of natural gas increased 3.1% in 1996 compared to 1995 due in part to colder weather conditions in the first quarter of 1996 than during the first quarter of 1995. For 1996, the impact of colder than normal weather increased gross margin by an estimated $8 million. Retail sales of natural gas increased slightly in 1995 compared to 1994 due mainly to colder temperatures in the fourth quarter of 1995 than in the 1994 fourth quarter. Continued growth in the number of natural gas customers contributed to increases in sales volumes.

     Another cause of the increases in gas revenues and gross margin was an increase in gas retail service rates. Retail revenues in the first half of 1995 reflect interim rates from an $8.2 million increase in annual gas revenues in connection with an Iowa gas rate filing by one of its predecessor companies. MidAmerican began collecting the interim rates in October 1994. Gas revenues for 1996 reflect the full-year effect of the final rate increase of $10.6 million annually which was effective in August 1995. Approximately $2.5 million of the $10.6 million increase relates to increased expense for OPEB costs.

     In January 1995, MidAmerican implemented a rate increase for an Iowa energy efficiency cost recovery filing which allows an increase in gas revenues of $6.7 million over a four-year period together with a corresponding amortization of deferred energy efficiency costs. The amortization is included in other operating expenses. Refer to "Energy Efficiency" in the Liquidity and Capital Resources section for a discussion of changes in energy efficiency legislation and potential acceleration of cost recovery.

UTILITY OPERATING EXPENSES

     For 1996, utility other operating expenses decreased $49.5 million compared to 1995 due primarily to costs in 1995 of the restructuring plan discussed under "Earnings" in the Results of Operations section and from cost savings in 1996 resulting from the merger. Utility restructuring costs in 1995 totaled $31.9 million. In addition, 1996 reflects a $4.4 million reduction in nuclear operations costs. Partially offsetting these decreases was a $4.2 million increase from the amortization of deferred energy efficiency costs. There were also increases in consulting services expenses and some general administrative costs for 1996 compared to 1995.

     In addition to costs of the restructuring plan, 1995 other operating expenses increased compared to 1994 due to increased amortization of deferred energy efficiency costs and OPEB costs and the effect of a reduction of 1994 energy efficiency expenses to comply with the IUB regulation of these costs. Nuclear operations costs decreased $8.6 million in 1995 compared to 1994.

     Maintenance expenses increased for 1996 compared to 1995 and decreased for 1995 compared to 1994. The timing of power plant maintenance accounted for much of the variation between the periods. The increase in power plant maintenance for 1996 was partially offset by a $6.2 million adjustment to align inventory accounting of predecessor companies. Maintenance expense for the Quad Cities Nuclear Station (Quad Cities Station) increased $1.8 million for 1996 and decreased $5.5 million for 1995 compared to the respective prior years.

     Property and other taxes decreased in 1996 compared to 1995 due to a reduction in property and payroll taxes. Lower than expected assessed property values and tax rates reduced property tax expense for 1996. A decrease in the number of employees as a result of the merger caused the reduction in payroll tax expense.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

Holdings:
--------

     Revenues of MidAmerican Capital and Midwest Capital increased a total of $141.7 million for 1996 compared to 1995. The increase was due primarily to a $136.1 million increase in revenues from natural gas marketing subsidiaries, some of which did not exist in 1995. Sales volumes for the natural gas marketing firms increased 51 million MMBtu's, or 153%, for 1996 compared to 1995. In addition, the average price of natural gas increased in 1996.

     Cost of sales includes expenses directly related to sales of natural gas. Increases in gas sales volumes and cost per unit resulted in the increase in the cost of sales for 1996 compared to 1995.

     Average margins (total price less cost of gas) on sales of natural gas decreased in 1996 compared to 1995 due in part to increased competition in the nonregulated natural gas industry. As a result, total 1996 gross margin on nonregulated natural gas sales decreased $2.5 million compared to 1995.

     Revenues for 1995 decreased from 1994 primarily due to a 16% reduction in sales volumes of a nonregulated retail natural gas marketing subsidiary. A decrease in real estate revenues and reduced revenues due to the sale of a telecommunications subsidiary in early 1995 also contributed to the decrease.

NON-OPERATING INCOME AND INTEREST EXPENSE

MidAmerican:
-----------

     Other, Net -

     Other, Net for 1996 was reduced by $8.7 million for costs incurred by MidAmerican for its merger proposal to IES Industries Inc. During 1996,
MidAmerican recorded a pre-tax gain of $3.2 million on the sale of certain storage gas supplies. In addition, MidAmerican recorded $2.7 million of income as a result of successful performance under its incentive gas procurement program and a net pre-tax gain of $1.1 million from the reacquisition of long-term debt. As discussed in the "Earnings" section of Results of Operations, merger transaction costs related to the Company's 1995 merger reduced Other, Net in 1995 and 1994.

     Interest Charges -

     Utility interest on long-term debt decreased for 1996 compared to 1995 due to the reacquisition of debt in 1996 and increased for 1995 compared to 1994 due primarily to the issuance of $60 million of 7.875% Series of mortgage bonds in November 1994. An increase in the average amount of commercial paper outstanding during 1996 was the cause of the increase in other interest expense compared to 1995.

Holdings:
--------

     Realized Gains and Losses on Securities, Net -

     Net realized gains on securities increased for 1996 due to an increase in gains on the disposition of equity fund holdings and managed preferred stock portfolios. Net realized gains on securities decreased for 1995 compared to 1994 primarily from the sale of a single holding in 1994 which generated a $5.9 million pre-tax gain.

     Other, Net -

     Other, Net reflects $2.8 million more income from equity investments in 1996 than in 1995. In addition, Midwest Capital recorded a $1.8 million pre-tax gain on the sale of the Hub Tower, a Des Moines office building, in the third quarter of 1996, Midwest Capital had written down the carrying value of the property by $5.8 million and $3.0 million in 1992 and in December 1995, respectively, to reflect anticipated market values. As discussed in the "Earnings" section at the beginning of Results of Operations, write-downs of nonregulated investments decreased Other, Net by $15.6 million and $18.0 million for 1996 and 1995, respectively. The $18.0 million for 1995 includes the Hub Tower write-down. In 1995, the Company also had pre-tax gains totaling $8.5 million on the sales of a partnership interest in a gas marketing organization and a telecommunication subsidiary.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     For 1996, Holdings had net cash provided from operating activities of $351 million compared to $337 million for 1995. MidAmerican had net cash provided from operating activities of $327 million and $333 million for 1996 and 1995, respectively.

INVESTING ACTIVITIES AND PLANS

MidAmerican:
-----------

     MidAmerican's primary need for capital is utility construction expenditures. Utility construction expenditures, including allowance for funds used during construction (AFUDC), Quad Cities Station nuclear fuel purchases and Cooper Nuclear Station (Cooper) capital improvements, were $154 million for 1996. All such expenditures were met with cash generated from utility operations, net of dividends.

     Utility construction expenditures for 1996 and 1995 included $11 million and $2 million, respectively, for replacement of a certain type of plastic pipe installed in prior years in a portion of MidAmerican's natural gas distribution system. MidAmerican decided to replace all such pipe due to concerns about its long-term performance. MidAmerican has filed an action seeking recovery of replacement costs and damages from the manufacturer of the resin used in the pipe.

     Forecasted utility construction expenditures for 1997 are $200 million including AFUDC. Capital expenditures needs are reviewed regularly by MidAmerican's management and may change significantly as a result of such reviews. For the years 1997 through 2001, MidAmerican forecasts $840 million for utility construction expenditures. MidAmerican presently expects that all utility construction expenditures for 1997 through 2001 will be met with cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

     Operators of a nuclear facility are required to set aside funds to provide for costs of future decommissioning of their nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican expects to contribute approximately $47 million during the period 1997 through 2001 to an external trust established for the investment of funds for decommissioning the Quad Cities Station. Currently, the funds are invested predominately in investment grade municipal and U.S. Treasury bonds. Beginning in 1997, MidAmerican plans to invest a portion of the funds in domestic corporate debt and common equity securities. In addition, a portion of the payments made under a power purchase contract with Nebraska Public Power District (NPPD) are for decommissioning funding related to Cooper. The Cooper costs are reflected in Other Operating Expenses in the Consolidated Statements of Income. Based on NPPD estimates, MidAmerican expects to pay approximately $59 million to NPPD for Cooper decommissioning during the period 1997 through 2001. NPPD invests the funds predominantly in U.S. Treasury Bonds. MidAmerican's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. MidAmerican currently recovers Quad Cities Station decommissioning costs charged to Illinois customers through a rate rider on customer billings. Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and increases in those amounts must be sought through the normal ratemaking process.

Holdings:
--------

     Capital expenditures of nonregulated subsidiaries were $56 million for 1996. Capital expenditures of nonregulated subsidiaries depend primarily upon the availability of suitable investment opportunities which meet the Company's objectives. The Company continues to evaluate nonstrategic, nonregulated investments and may redeploy certain assets in 1997. External financing may also be used to provide for nonregulated capital expenditures.

     The Company, through one of its nonregulated subsidiaries, has an investment in Class A and Class B Common Stock of McLeod, Inc. (McLeod), a telecommunications company. The Class B stock is convertible to Class A stock on a one-for-one basis at the Company's option. On June 14, 1996, McLeod made an initial public offering (IPO) of its Class A Common Stock. As part of an investor agreement, the Company is prohibited from selling or otherwise disposing of any of the common stock of McLeod for a period of two years from the date of the IPO, and accordingly, no market value adjustments have been reflected in the Company's financial statements. In the fourth quarter of 1996, the Company made an additional investment of $10 million in McLeod Class A Common Stock. At December 31, 1996, the carrying amount and fair value of the Company's investment were $46.3 million and $218.3 million, respectively.

     During the third quarter of 1996, a nonregulated subsidiary of the Company made a $10 million investment in convertible preferred stock of RACOM, which is a provider of digital wireless communications in MidAmerican's utility service territory and surrounding areas.

     MidAmerican Capital invests in a variety of marketable securities which it holds for indefinite periods of time. In 1996, MidAmerican Capital had net cash inflows of $55 million from its marketable securities investment activities. In the Consolidated Statements of Cash Flows, the lines Purchase of Securities and Proceeds from Sale of Securities consist primarily of the gross amounts of these activities, including realized gains and losses on investments in marketable securities.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

Holdings:
--------

     As of December 31, 1996, Holdings had a $20 million line of credit available to provide for short-term financing needs.

     In addition, Holdings has the necessary authority to issue up to 6,000,000 shares of common stock through its Shareholder Options Plan (a dividend reinvestment and stock purchase plan). Since July 1, 1995, the Company has used open market purchases of its common stock rather than original issue shares to meet share obligations under its Employee Stock Purchase Plan and the Shareholder Options Plan. Holdings currently plans to continue using open market purchases to meet share obligations under these plans.

     On January 29, 1997, Holding's board of directors declared a quarterly dividend on common shares of $0.30 per share payable March 1, 1997. The dividend represents an annual rate of $1.20 per share.

MidAmerican:
-----------

     MidAmerican currently has authority from the Federal Energy Regulatory Commission (FERC) to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of December 31, 1996, MidAmerican had a $250 million revolving credit facility agreement and a $10 million line of credit to provide short-term financing for utility operations. MidAmerican's commercial paper borrowings, which totaled $162 million at December 31, 1996, are supported by the revolving credit facility and the line of credit. MidAmerican also has a revolving credit facility which is dedicated to provide liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     During 1996, MidAmerican redeemed all shares of its $1.7375 Series of preferred securities. In October, MidAmerican reacquired $28 million of its 6.95% Series first mortgage bonds due 2025 and $3.5 million of its 7.45% Series first mortgage bonds due 2023. In December 1996, MidAmerican issued $100 million of 6 1/2% Medium-Term Notes due 2001 and $103 million of 7.98% Series subordinated debt debentures to a subsidiary statutory business trust which in turn issued $100 million of 7.98% Series A redeemable preferred securities. Proceeds from these financings were used to redeem all $40 million of MidAmerican's 8.15% Series first mortgage bonds due 2001 and the remaining $45.8 million of $1.7375 Series preferred securities mentioned above. The balance of the proceeds was used to reduce commercial paper outstanding. Refer to Note (17) for more discussion on Series A preferred securities.

     MidAmerican currently has regulatory authority to issue an additional $300 million of preferred securities and long-term debt, including its medium-term note program. It is management's intent to refinance certain MidAmerican debt securities with additional issuances of unsecured debt and preferred securities of a subsidiary trust as market conditions allow.

     As of December 31, 1996, MidAmerican had $449 million of long-term debt maturities and sinking fund requirements for 1997 through 2001.

Credit Ratings -

     MidAmerican's access to external capital and its cost of capital are influenced by the credit ratings of its securities. MidAmerican's credit ratings as of January 24, 1997, are shown in the table below. The ratings reflect only the views of such rating agencies, and each rating should be evaluated independently of any other rating. Generally, rating agencies base their ratings on information furnished to them by the issuing company and on investigation, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if in the judgment of the rating agency circumstances so warrant. Such ratings are not a recommendation to buy, sell or hold securities.

                                          Moody's
                                         Investors    Standard
                                          Service     & Poor's
                                         ---------    --------

     Mortgage Bonds ............            A2           A+
     Unsecured Medium-Term Notes            A3           A
     Preferred Stocks ..........            a3           A
     Commercial Paper ..........            P-1          A-1

     The following is a summary of the meanings of the ratings shown above and the relative rank of MidAmerican's rating within each agency's classification system.

     Moody's top four bond ratings (Aaa, Aa, A and Baa) are generally considered "investment grade." Obligations which are rated "A" possess many favorable investment attributes and are considered as upper medium grade obligations. Factors giving security to principal and interest are considered adequate but elements may be present which suggest a susceptibility to impairment sometime in the future. A numerical modifier ranks the security within the category with a "1" indicating the high end, a "2" indicating the mid-range and a "3" indicating the low end of the category. Standard & Poor's top four bond ratings (AAA, AA, A and BBB) are considered "investment grade". Debt rated "A" has a strong capacity to pay interest and repay principal although it is somewhat more susceptible to the adverse effects of changes in economic conditions than debt in higher rated categories. Standard & Poor's may use a plus (+) or minus (-) sign after ratings to designate the relative position of a credit within the rating category.

     Ratings of preferred stocks are an indication of a company's ability to pay the preferred dividend and any sinking fund obligations on a timely basis. Moody's top four preferred stock ratings (aaa, aa, a and baa) are generally considered "investment grade". Moody's "a" rating is considered to be an upper medium grade preferred stock. Earnings and asset protection are expected to be maintained at adequate levels in the foreseeable future. Standard & Poor's top four preferred stock ratings (AAA, AA, A and BBB) are considered "investment grade". Standard & Poor's "A" rating indicates adequate earnings and asset protection.

     Moody's top three commercial paper ratings (P-1, P-2 and P-3) are generally considered "investment grade". Issuers rated "P-1" have a superior ability for repayment of senior short-term debt obligations and repayment ability is often evidenced by a conservative structure, broad margins in earnings coverage of fixed financial charges and well established access to a range of financial markets and assured sources of alternate liquidity. Standard & Poor's commercial paper ratings are a current assessment of the likelihood of timely payment of debt having an original maturity less than 365 days. The top three Standard & Poor's commercial paper ratings (A-1, A-2 and A-3) are considered "investment grade". Issues rated "A-1" indicate that the degree of safety regarding timely payment is either overwhelming or very strong. Those issues determined to possess overwhelming safety are denoted with a plus (+) sign designation.

Preferred Dividends -

     Preferred dividends include net gains or losses on the reacquisition of MidAmerican preferred shares. For 1996 and 1994, preferred dividends include losses on reacquisition totaling $1.6 million and $0.3 million, respectively. Preferred dividends, excluding the losses on reacquisition, decreased from the 1994 amount due to the redemption of three series of preferred securities in December 1994. A change in the preferred dividend payment date following the merger compared to that of a predecessor company resulted in a one-time reduction in 1995 of the preferred dividend amount.

Holdings:
--------

     Continuing operations of MidAmerican Capital currently have unsecured revolving credit facilities in the amount of $114 million. In January 1997, MidAmerican Capital paid off the $90 million outstanding under the revolving credit facilities with proceeds from the sale transaction with KCS. Another $100 million revolving credit facility related to discontinued operations was terminated in January 1997, and the $84 million outstanding was paid off. In addition, MidAmerican Capital terminated two $32 million floating-rate-to-fixed-interest-rate swaps related to amounts outstanding under one of the revolving credit facilities.

     Excluding the above January 1997 payments, MidAmerican Capital has $142 million of long-term debt maturities and sinking fund requirements for 1997 through 2001, of which $30 million is in 1997.

      During the third quarter of 1996, Midwest Capital sold the Hub Tower, a Des Moines office building, and retired approximately $25 million of long-term debt which was supported by a guarantee from MidAmerican. Proceeds from the sale provided most of the funds necessary to retire the debt. The deficiency was funded by a $4.5 million capital contribution in extinguishment of the guarantee. Midwest Capital currently has a $25 million line of credit with MidAmerican.

OPERATING ACTIVITIES AND OTHER MATTERS

     The Company continues to adjust to its strategies and operations for the changes it expects in the electric utility industry. The merger that resulted in MidAmerican and the reorganization of utility operations were some of the first steps taken to better position the Company for competition. In June 1996, MidAmerican filed an electric pricing proposal in Iowa and Illinois that it believes benefits customers and is designed to allow MidAmerican to function more effectively in a competitive environment. Refer to the following discussion under the heading "Rate Matters" for the current status of those filings. As mentioned under "Discontinued Operations" in the Results of Operations section, the Company has been evaluating its nonregulated investments to determine the best use of those assets to support the Company's objective of being a leading regional provider of energy and complementary services. The Company continues to seek opportunities to better position itself as the industry evolves.

Holdings:
--------

     During 1996, the Company began to reevaluate its nonregulated investments. Through the evaluation process, management will determine which investments fit the Company's objectives and which should be divested. The method of divestiture could include alternatives from finding an immediate buyer to holding the investment until maturity. The Company holds approximately 70 different investments within its MidAmerican Capital and Midwest Capital subsidiaries which it is evaluating. In 1996, the evaluation of nonregulated investments resulted in a $20.9 million reduction in earnings because of asset impairments or a decision to pursue the sale of an investment at below its carrying value. The process will continue for the next 18 to 24 months and could result in additional losses if the Company decides to divest of investments for less than carrying value.

MidAmerican:
-----------

     Regulatory Evolution and Competition -

     MidAmerican is subject to regulation by several utility regulatory agencies. The operating environment and the recoverability of costs from utility customers are significantly influenced by the regulation of those agencies. MidAmerican supports changes in the electric utility industry that will create a more competitive environment for the entire electric industry, as long as appropriate transitional steps are in place to accommodate moving from a regulated cost-of-service industry to a competitive industry. Although these anticipated changes may create opportunities, they will also create additional challenges and risks for utilities.

     In December 1996, MidAmerican was selected from among 20 potential suppliers to provide electric service for the Resale Power Group of Iowa (RPGI). The RPGI includes 27 municipal utilities, a rural electric cooperative and an investor-owned utility. Members of the RPGI serve nearly 27,000 retail customers and purchase approximately 500,000 megawatt hours annually. Under the five-year contract beginning January 1, 1999, MidAmerican will also offer electric system maintenance services, energy efficiency services and economic development assistance. Electricity to RPGI utilities presently is supplied by IES Utilities. This opportunity provided MidAmerican valuable experience in the evolving competitive electric market.

     MidAmerican is a member of the Illinois Coalition for Responsible Electricity Choice (the Coalition). The Coalition has produced draft legislation (the Proposal) that would restructure Illinois' electric industry and allow Illinois customers to choose their electric service provider. The Proposal is designed to, among other things, balance tax and regulatory burdens; transition the industry to a competitive electric marketplace in phases between the years 2000 and 2005; stabilize or reduce tariffed electric rates; provide for recovery of prior mandated investments of the utilities; and increase flexibility for utilities while providing for oversight of reliability and safety by the ICC. MidAmerican expects the Proposal to be addressed by the Illinois legislature in 1997. The Illinois legislature previously passed laws allowing the filing of alternative pricing plans by utilities and increased flexibility for agreements with industrial customers.

     In Iowa, the Iowa Utilities Board (IUB) initiated a formal inquiry proceeding (Notice of Inquiry, Docket No. NOI-95-1) in 1995, titled "Emerging Competition in the Electric Utility Industry," primarily as an information gathering device. Since early in 1995, meetings have been held with a variety of interested parties, and the IUB established an advisory panel of which MidAmerican was a member. The IUB staff authored a report on the findings and potential options for restructuring in December 1996. The IUB accepted the report of its staff, as well as other information submitted in the case and closed the docket. The IUB has not determined its future course of action. No legislation has yet been introduced in Iowa to allow generation or retail service competition.

     The Energy Policy Act (EPAct) was enacted in 1992 to promote competition in the wholesale electric market. In April 1996, the FERC issued final rules (Orders 888 and 889) to direct the implementation of EPAct. In general, Orders 888 and 889, require public utilities and other transmission providers and users to provide other companies the same transmission access, service and pricing that they provide themselves. In compliance with Order 888, which was effective July 9, 1996, MidAmerican has filed a pro forma open access transmission tariff and is currently operating under it. In accordance with Order 889, which was effective January 3, 1997, MidAmerican has separated its electric wholesale marketing and transmission operation functions. Order 889 establishes standards of conduct for this functional separation and further requires transmission providers such as MidAmerican to either create or participate in an Open Access Same Time Information System (OASIS). MidAmerican has elected to participate in the Mid-Continent Area Power Pool OASIS. These developments assure that all transmission customers of MidAmerican, including MidAmerican's own wholesale marketing function, can obtain transmission information at the same time and can request service on the same basis.

     A possible consequence of competition in the utility industry is the discontinued applicability of Statement of Financial Accounting Standards (SFAS) No. 71. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. MidAmerican's electric and gas utility operations are currently subject to the provisions of SFAS 71, but its applicability is periodically reexamined. If a portion of MidAmerican's utility operations no longer meets the criteria of SFAS 71, MidAmerican would be required to eliminate from its balance sheet the assets and liabilities related to those operations that resulted from actions of its regulators. Although the amount of such an elimination would depend on the specific circumstances, a material adjustment to earnings in the appropriate period could result from the discontinuance of SFAS
71. As of December 31, 1996, MidAmerican had $374 million of regulatory assets in its Consolidated Balance Sheet. Refer to Note (1)(c) for more detail related to regulatory assets.

     Energy Efficiency -

     In May 1996, the Iowa legislature approved a bill enhancing energy efficiency program flexibility, eliminating mandatory spending levels for energy efficiency programs and allowing more timely recovery of energy efficiency expenditures as determined by the IUB. The new legislation became effective July 1, 1996. Previously, electric and gas utilities in Iowa were required to spend approximately 2% and 1.5%, respectively, of their annual Iowa jurisdictional revenues on energy efficiency activities. MidAmerican expects final rules on the implementation of the new legislation in the first half of 1997, following which MidAmerican will seek approval to accelerate recovery of deferred and current energy efficiency costs. MidAmerican received approval to collect and is collecting a total of $14.3 million annually for previously deferred energy efficiency costs. The Consolidated Balance Sheet as of December 31, 1996, included approximately $24 million of such approved costs yet to be collected from customers. In addition, MidAmerican had approximately $88 million of energy efficiency costs deferred and included as regulatory assets in its December 31, 1996, Consolidated Balance Sheet for which recovery will be sought in future energy efficiency filings.

     Rate Matters -

     On June 4, 1996, MidAmerican filed an electric pricing proposal in Iowa and Illinois. The proposal would provide MidAmerican more flexibility to negotiate with customers who have service options and to mitigate strandable costs. The proposal would also reduce regulatory lag in implementing new tariff services and prices. As part of the proposal, MidAmerican would reduce electric revenues, on a graduated basis, to the level of approximately $25 million annually within five years and eliminate automatic fuel adjustment clauses. The price reductions, possible due to merger and restructuring related cost savings, reduce price disparity within customer classes and would move MidAmerican closer to prices that it believes can be sustained in a competitive market.

     On October 15, 1996, the ICC ordered MidAmerican to reduce rates for its Illinois customers by 10%, or $13.1 million annually, effective November 3, 1996, and commenced an investigation into the reasonableness of MidAmerican's rates. MidAmerican negotiated termination of the proceeding to reduce its rates and withdrew its electric pricing proposal. The negotiated termination of the rate reduction proceeding left in place the initial $13.1 million annual reduction and included a second price reduction of $2.4 million annually to be effective on June 1, 1997.

     On August 1, 1996, the Iowa Office of Consumer Advocate (OCA) requested the IUB to order MidAmerican to reduce its Iowa electric rates by 10.7%, or approximately $101 million annually, in electric revenues. On September 6, 1996, the IUB docketed the OCA request and initiated an investigation into
MidAmerican's rates. The IUB also consolidated the investigation with MidAmerican's alternative regulation and pricing proposal for purposes of the hearings scheduled to begin in January 1997. Effective November 1, 1996, MidAmerican reduced its electric rates in Iowa $8.7 million annually to the levels in its pricing proposal filed on June 4, 1996.

     In January 1997, a settlement agreement between MidAmerican, the OCA and other parties to the proceeding was negotiated. The agreement, which includes a number of characteristics of MidAmerican's pricing proposal, is subject to approval by the IUB. The agreement includes a tracking mechanism to currently recover the cost of Cooper capital improvements. After reflecting the effect of the Cooper tracking mechanism, prices for residential customers would be reduced approximately $20 million annually by June 1, 1998, including the November 1, 1996, reduction. Rates for commercial and industrial customers would be reduced a total of $10 million annually by June 1, 1998, through pilot projects, negotiated rates with individual customers and, if needed, a base rate reduction effective June 1, 1998.

     In addition, the agreement accepts MidAmerican's proposal to eliminate the energy adjustment clause (EAC) which currently is the mechanism through which fuel costs are collected from Iowa customers. The EAC flows the cost of fuel to customers on a current basis, and thus, fuel costs have little impact on net income. Prospectively, base rates for Iowa customers would include a factor for recovery of a representative level of fuel costs. To the extent actual fuel costs vary from that factor, pre-tax earnings would be impacted. The fuel cost factor would be reviewed in February 1999 and adjusted prospectively if actual fuel costs vary 15% above or below the agreed factor.

     Under the agreement, if MidAmerican's return on common equity exceeds 12%, then a sharing between customers and shareholders begins, and if it exceeds 14%, then a portion of MidAmerican's share would be used for accelerated recovery of certain regulatory assets. The agreement permits MidAmerican to file for increased rates if the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%.

     As of December 31, 1996, MidAmerican had a $2.6 million liability recorded for the portion of its Iowa electric revenues between August 1, 1996, and October 31, 1996, that were in excess of those included in the pricing proposal.

     Environmental Matters -

     The United States Environmental Protection Agency (EPA) and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     The Company is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. The Company's present estimate of probable remediation costs for these sites is $21 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note (4)(b) of Notes for further discussion of the Company's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of such cost in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

     The Clean Air Act Amendments of 1990 (CAA) were signed into law in November 1990. MidAmerican has six wholly owned and five jointly owned coal-fired generating stations, which represent approximately 65% of MidAmerican's electric generating capability. Essentially all utility generating units are subject to CAA provisions which address continuous emission monitoring, permit requirements and fees, and emission of certain substances. By the year 2000, some Company coal-fired generating units will be required to install emissions monitoring system replacements or upgrades. Under current regulations, MidAmerican does not anticipate its construction costs for the installation of emissions monitoring system upgrades to exceed $8 million for 1997 through 2000.

ACCOUNTING ISSUES

      The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of nuclear decommissioning costs in the financial statements. In response to these questions, the FASB has issued an Exposure Draft, "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which addresses the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for such decommissioning are changed, the annual provision for decommissioning could increase relative to 1996, and the total estimated cost for decommissioning could be recorded as a liability with recognition of an increase in the cost of related nuclear power plant. Due to the continuing evolution of the exposure draft, the Company is uncertain as to the impact on its results of operations and financial position.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31
                                                           1996           1995           1994
                                                        -----------    -----------    -----------
OPERATING REVENUES
Electric utility ....................................   $ 1,099,008    $ 1,094,647    $ 1,021,660
Gas utility .........................................       536,753        459,588        492,015
Nonregulated ........................................       236,851         95,106        117,550
                                                        -----------    -----------    -----------
                                                          1,872,612      1,649,341      1,631,225
                                                        -----------    -----------    -----------
OPERATING EXPENSES
Utility:
    Cost of fuel, energy and capacity ...............       234,317        230,261        213,987
    Cost of gas sold ................................       345,014        279,025        326,782
    Other operating expenses ........................       350,174        399,648        354,190
    Maintenance .....................................        88,621         85,363        101,275
    Depreciation and amortization ...................       164,592        158,950        154,229
    Property and other taxes ........................        92,630         96,350         94,990
                                                        -----------    -----------    -----------
                                                          1,275,348      1,249,597      1,245,453
                                                        -----------    -----------    -----------
Nonregulated:
    Cost of sales ...................................       218,256         70,209         84,515
    Other ...........................................        35,370         37,181         36,765
                                                        -----------    -----------    -----------
                                                            253,626        107,390        121,280
                                                        -----------    -----------    -----------
    Total operating expenses ........................     1,528,974      1,356,987      1,366,733
                                                        -----------    -----------    -----------

OPERATING INCOME ....................................       343,638        292,354        264,492
                                                        -----------    -----------    -----------

NON-OPERATING INCOME
Interest income .....................................         4,012          4,485          4,334
Dividend income .....................................        16,985         16,954         17,087
Realized gains and losses on securities, net ........         1,895            688          7,635
Other, net ..........................................        (4,020)       (10,467)         4,316
                                                        -----------    -----------    -----------
                                                             18,872         11,660         33,372
                                                        -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt ..........................       102,909        105,550        101,267
Other interest expense ..............................        10,941          9,449          6,446
Allowance for borrowed funds ........................        (4,212)        (5,552)        (3,955)
Preferred dividends of subsidiaries .................        10,689          8,059         10,551
                                                        -----------    -----------    -----------
                                                            120,327        117,506        114,309
                                                        -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       242,183        186,508        183,555
INCOME TAXES ........................................        98,422         66,803         60,457
                                                        -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS ...................       143,761        119,705        123,098

DISCONTINUED OPERATIONS
Income from operations (net of income taxes).........         2,117          3,059            856
Loss on disposal (net of income taxes) ..............       (14,832)          --           (3,765)
                                                        -----------    -----------    -----------
                                                            (12,715)         3,059         (2,909)
                                                        -----------    -----------    -----------

NET INCOME ..........................................   $   131,046    $   122,764    $   120,189
                                                        ===========    ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING ...................       100,752        100,401         98,531

EARNINGS PER COMMON SHARE
Continuing operations ...............................   $      1.43    $      1.19    $      1.25
Discontinued operations .............................         (0.13)          0.03          (0.03)
                                                        -----------    -----------    -----------
Earnings per average common share ...................   $      1.30    $      1.22    $      1.22
                                                        ===========    ===========    ===========

DIVIDENDS DECLARED PER SHARE ........................   $      1.20    $      1.18    $      1.17
                                                        ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31
                                                                   1996         1995         1994
                                                                ---------    ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ..................................................   $ 131,046    $ 122,764    $ 120,189
Adjustments to reconcile net income to net cash provided:
  Depreciation, depletion and amortization ..................     190,511      181,636      179,918
  Net increase (decrease) in deferred income taxes and
    investment tax credit, net ..............................      22,142         (961)      34,103
  Amortization of other assets ..............................      20,541       19,630        9,731
  Capitalized cost of real estate sold ......................       3,568        1,744        3,723
  Loss (income) from discontinued operations ................      12,715       (3,059)       2,909
  Gain on sale of securities, assets and other investments ..     (10,132)      (1,050)      (6,409)
  Other-than-temporary decline in value of investments ......      15,566       17,971        1,791
  Impact of changes in working capital, net of effects
    from discontinued operations ............................     (53,752)     (21,024)      (6,917)
  Other .....................................................      19,218       19,369       10,831
                                                                ---------    ---------    ---------
    Net cash provided .......................................     351,423      337,020      349,869
                                                                ---------    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ...........................    (154,198)    (190,771)    (211,669)
Quad Cities Nuclear Power Station decommissioning trust fund       (8,607)      (8,636)      (9,044)
Deferred energy efficiency expenditures .....................     (20,390)     (35,841)     (28,221)
Nonregulated capital expenditures ...........................     (55,788)     (12,881)      (9,095)
Purchase of securities ......................................    (198,947)    (164,521)    (113,757)
Proceeds from sale of securities ............................     243,290       94,493      142,307
Proceeds from sale of assets and other investments ..........      33,285       34,263        6,433
Investment in discontinued operations .......................     (36,020)      (9,752)     (23,695)
Other investing activities, net .............................       8,308        6,946       (7,957)
                                                                ---------    ---------    ---------
  Net cash used .............................................    (189,067)    (286,700)    (254,698)
                                                                ---------    ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid .......................................    (120,770)    (118,828)    (114,924)
Issuance of long-term debt, net of issuance cost ............      99,500       12,750      180,410
Retirement of long-term debt, including reacquisition cost ..    (136,616)    (110,351)    (102,472)
Reacquisition of preferred shares ...........................     (58,176)         (10)     (19,916)
Issuance of preferred shares, net of issuance cost...........      96,850         --           --
Increase (decrease) in MidAmerican Capital Company
  unsecured revolving credit facility .......................      44,500       95,000       (9,500)
Issuance of common shares ...................................        --         15,083       27,760
Net increase (decrease) in notes payable ....................     (22,810)      60,300      (48,535)
                                                                ---------    ---------    ---------
  Net cash used .............................................     (97,522)     (46,056)     (87,177)
                                                                ---------    ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................      64,834        4,264        7,994
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............      32,915       28,651       20,657
                                                                ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ....................   $  97,749    $  32,915    $  28,651
                                                                =========    =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ...................   $ 107,179    $ 116,843    $ 105,004
                                                                =========    =========    =========
Income taxes paid ...........................................   $  85,894    $  69,319    $  50,713
                                                                =========    =========    =========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             AS OF DECEMBER 31
                                                                             1996         1995
                                                                          ----------   -----------
ASSETS
UTILITY PLANT
Electric ..............................................................   $4,010,847   $3,881,699
Gas ...................................................................      723,491      695,741
                                                                          ----------   ----------
                                                                           4,734,338    4,577,440
Less accumulated depreciation and amortization ........................    2,153,058    2,027,055
                                                                          ----------   ----------
                                                                           2,581,280    2,550,385
Construction work in progress .........................................       49,305      104,164
                                                                          ----------   ----------
                                                                           2,630,585    2,654,549
                                                                          ----------   ----------

POWER PURCHASE CONTRACT ...............................................      190,897      212,148
                                                                          ----------   ----------

INVESTMENT IN DISCONTINUED OPERATIONS .................................      196,356      177,300
                                                                          ----------   ----------

CURRENT ASSETS
Cash and cash equivalents .............................................       97,749       32,915
Receivables, less reserves of $2,093 and $2,296, respectively..........      312,930      228,128
Inventories ...........................................................       90,864       85,235
Other .................................................................       11,696       18,428
                                                                          ----------   ----------
                                                                             513,239      364,706
                                                                          ----------   ----------

INVESTMENTS ...........................................................      628,791      646,456
                                                                          ----------   ----------

OTHER ASSETS ..........................................................      399,415      414,938
                                                                          ----------   ----------

TOTAL ASSETS ..........................................................   $4,559,283   $4,470,097
                                                                          ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity ...........................................   $1,239,946   $1,225,715
MidAmerican preferred securities, not subject to mandatory redemption .       31,769       89,945
Preferred securities, subject to mandatory redemption:
   MidAmerican preferred securities ...................................       50,000       50,000
   MidAmerican-obligated preferred securities of subsidiary trust .....
     holding solely MidAmerican junior subordinated debentures ........      100,000         --
Long-term debt (excluding current portion) ............................    1,395,103    1,403,322
                                                                          ----------   ----------
                                                                           2,816,818    2,768,982
                                                                          ----------   ----------

CURRENT LIABILITIES
Notes Payable .........................................................      161,990      184,800
Current portion of long-term debt......................................       79,598       65,295
Current portion of power purchase contract ............................       13,718       13,029
Accounts payable ......................................................      169,806      122,055
Taxes accrued .........................................................       82,254       81,898
Interest accrued ......................................................       28,513       30,635
Other .................................................................       30,229       46,267
                                                                          ----------   ----------
                                                                             566,108      543,979
                                                                          ----------   ----------

OTHER LIABILITIES
Power purchase contract ...............................................       97,504      112,700
Deferred income taxes .................................................      752,336      724,587
Investment tax credit .................................................       88,842       95,041
Other .................................................................      237,675      224,808
                                                                          ----------   ----------
                                                                           1,176,357    1,157,136
                                                                          ----------   ----------

TOTAL CAPITALIZATION AND LIABILITIES ..................................   $4,559,283   $4,470,097
                                                                          ==========   ==========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                    AS OF DECEMBER 31
                                                                               1996                   1995
                                                                           --------------------   --------------------
                                                                              (In thousands, except share amounts)
COMMON SHAREHOLDERS' EQUITY
Common shares, no par; 350,000,000 shares authorized;
 100,751,713 and 100,751,713 shares outstanding, respectively..........    $  801,431             $  801,227
Retained earnings......................................................       440,971                430,589
Valuation allowance, net of income taxes...............................        (2,456)                (6,101)
                                                                           ----------             ----------
                                                                            1,239,946     44.0%    1,225,715     44.3%
                                                                           ----------    ------   ----------    ------
MIDAMERICAN  PREFERRED  SECURITIES  (100,000,000  SHARES AUTHORIZED)
Cumulative shares outstanding not subject to mandatory redemption:
    $3.30 Series, 49,523 shares........................................         4,952                  4,952
    $3.75 Series, 38,320 shares........................................         3,832                  3,832
    $3.90 Series, 32,630 shares .......................................         3,263                  3,263
    $4.20 Series, 47,369 shares........................................         4,737                  4,737
    $4.35 Series, 49,950 shares........................................         4,995                  4,995
    $4.40 Series, 50,000 shares........................................         5,000                  5,000
    $4.80 Series, 49,898 shares........................................         4,990                  4,990
    $1.7375 Series, zero and 2,400,000 shares, respectively............          --                   58,176
                                                                           ----------             ----------
                                                                               31,769      1.1%       89,945      3.2%
                                                                           ----------    ------   ----------    ------
Cumulative shares outstanding; subject to mandatory redemption:
    $5.25 Series, 100,000 shares.......................................        10,000                 10,000
    $7.80 Series, 400,000 shares.......................................        40,000                 40,000
                                                                           ----------             ----------
                                                                               50,000      1.8%       50,000      1.8%
                                                                           ----------    ------   ----------    ------
MIDAMERICAN-OBLIGATED PREFERRED SECURITIES
MidAmerican-obligated mandatorily redeemable cumulative preferred securities of subsidiary trust holding solely MidAmerican junior subordinated debentures:
     7.98% Series, 4,000,000 and zero shares, respectively.............       100,000      3.6%         --        0.0%
                                                                           ----------    ------   ----------    ------

LONG-TERM DEBT
MidAmerican Mortgage bonds:
    5.875% Series, due 1997............................................          --                   22,000
    Adjustable Rate Series (8.8%), due 1997............................          --                   25,000
    5.05% Series, due 1998.............................................        49,100                 50,000
    6.25% Series, due 1998.............................................        75,000                 75,000
    7.875% Series, due 1999............................................        60,000                 60,000
    6% Series, due 2000................................................        35,000                 35,000
    6.75% Series, due 2000.............................................        75,000                 75,000
    8.15% Series, due 2001.............................................          --                   40,000
    7.125% Series, due 2003............................................       100,000                100,000
    7.70% Series, due 2004.............................................        60,000                 60,000
    7% Series, due 2005................................................       100,000                100,000
    7.375% Series, due 2008............................................        75,000                 75,000
    8% Series, due 2022................................................        50,000                 50,000
    7.45% Series, due 2023.............................................        26,500                 30,000
    8.125% Series, due 2023............................................       100,000                100,000
    6.95% Series, due 2025.............................................        21,500                 50,000

MidAmerican Pollution control revenue obligations:
    5.15% to 5.75% Series, due periodically through 2003...............         8,424                 10,984
    5.95% Series, due 2023 (secured by general mortgage bonds).........        29,030                 29,030


The accompanying notes are an integral part of these statements.



                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                     AS OF DECEMBER 31
                                                                                 1996                   1995
                                                                           --------------------   --------------------
                                                                                        (In thousands)
LONG-TERM DEBT (CONTINUED)
    Variable Rate Series:
       Due 2016 and 2017 (3.5% and 5.0%, respectively)................     $   37,600             $   37,600
       Due 2023 (secured by general mortgage
            bonds, 3.5% and 5.05%, respectively)......................         28,295                 28,295
       Due 2023 (3.5% and 5.1%, respectively).........................          6,850                  6,850
       Due 2024 (3.6% and 5.25%, respectively)........................         34,900                 34,900
       Due 2025 (3.5% and 5.1%, respectively).........................         12,750                 12,750

MidAmerican Notes:
    8.75% Series, due 2002............................................            240                    240
    6.5% Series, due 2001.............................................        100,000                   --
    6.4% Series, due 2003 through 2007................................          2,000                  2,000
    Obligation under capital lease....................................          2,218                  2,218
    Unamortized debt premium and discount, net........................         (4,009)                (4,126)
                                                                           ----------             ----------
       Total utility..................................................      1,085,398              1,107,741
                                                                           ----------             ----------
Nonregulated Subsidiaries Notes:
    10.20% Series, due 1996 and 1997..................................           --                   30,000
    7.34% Series, due 1998............................................         20,000                 20,000
    7.76% Series, due 1999............................................         45,000                 45,000
    8.52% Series, due 2000 through 2002...............................         70,000                 70,000
    8% Series, due annually through 2004..............................            205                    581
    Borrowings under unsecured revolving credit facility (6.2% and
       6.3% respectively).............................................         64,000                 64,000
    Borrowings under unsecured revolving credit facility
       (6.1% and 6.4%, respectively)..................................         26,000                 66,000
    Borrowings under unsecured revolving credit facility (6.1%).......         84,500                   --
                                                                           ----------             ----------
       Total Nonregulated Subsidiaries................................        309,705                295,581
                                                                           ----------             ----------
                                                                            1,395,103     49.5%    1,403,322     50.7%
                                                                          -----------    ------   ----------    ------

TOTAL CAPITALIZATION..................................................     $2,816,818    100.0%   $2,768,982    100.0%
                                                                           ==========    ======   ==========    ======

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                                  YEARS ENDED DECEMBER 31
                                                                            1996           1995           1994
                                                                          --------       --------       --------
                                                                          (In thousands, except per share amounts)

BEGINNING OF YEAR....................................................     $430,589       $426,683       $421,358
                                                                          --------       --------       --------

NET INCOME...........................................................      131,046        122,764        120,189
                                                                          --------       --------       --------

DEDUCT (ADD):
Dividends declared on common shares of $1.20, $1.18 and
  $1.17 per share, respectively......................................      120,770        118,828        114,924
Other................................................................         (106)            30            (60)
                                                                          --------       --------       --------
                                                                           120,664        118,858        114,864
                                                                          --------       --------       --------

END OF YEAR..........................................................     $440,971       $430,589       $426,683
                                                                          ========       ========       ========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A)  MERGER AND FORMATION OF THE COMPANY:

     MidAmerican Energy Holdings Company (Company or Holdings) is a holding company for MidAmerican Energy Company (MidAmerican), MidAmerican Capital Company (MidAmerican Capital) and Midwest Capital Group, Inc. (Midwest Capital). On April 24, 1996, MidAmerican shareholders approved a proposal to form Holdings as a holding company for MidAmerican and its subsidiaries, MidAmerican Capital and Midwest Capital. Effective December 1, 1996, each share of MidAmerican common stock was exchanged for one share of Holdings common stock. As part of the transaction, MidAmerican distributed the capital stock of MidAmerican Capital and Midwest Capital to Holdings.

     MidAmerican was formed on July 1, 1995, as a result of the merger of Iowa-Illinois Gas and Electric Company (Iowa-Illinois), Midwest Resources Inc. (Midwest Resources) and its utility subsidiary, Midwest Power Systems Inc. (Midwest Power). Each outstanding share of preferred and preference stock of the predecessor companies was converted into one share of a similarly designated series of MidAmerican preferred stock, no par value. Each outstanding share of common stock of Midwest Resources and Iowa-Illinois was converted into one share and 1.47 shares, respectively, of MidAmerican common stock, no par value. The merger was accounted for as a pooling-of-interest and the financial statements included herein are presented as if the merger and the formation of the holding company had occurred as of the earliest period shown.

     (B)  CONSOLIDATION POLICY AND PREPARATION OF FINANCIAL STATEMENTS:

     The accompanying Consolidated Financial Statements include the Company and its wholly owned subsidiaries, MidAmerican, MidAmerican Capital and Midwest Capital. All significant intercompany transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     (C)  REGULATION:

     MidAmerican's utility operations are subject to the regulation of the Iowa Utilities Board (IUB), the Illinois Commerce Commission (ICC), the South Dakota Public Utilities Commission, and the Federal Energy Regulatory Commission
(FERC). MidAmerican's accounting policies and the accompanying Consolidated Financial Statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process.

     Statement of Financial Accounting Standards (SFAS) No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is the discontinued applicability of SFAS 71. MidAmerican's electric and gas utility operations are currently subject to the provisions of SFAS 71, but its applicability is periodically reexamined. If a portion of MidAmerican's utility operations no longer meets the criteria of SFAS 71, MidAmerican would be required to eliminate from its balance sheet the regulatory assets and liabilities related to those operations that resulted from actions of its regulators. Although the amount of such an elimination would depend on the specific circumstances, a material adjustment to earnings in the appropriate period could result from the discontinuance of SFAS 71. The following regulatory assets, primarily included in Other Assets in the Consolidated Balance Sheets, represent probable future revenue to MidAmerican because these costs are expected to be recovered in charges to utility customers (in thousands):


                                                           1996           1995
                                                         --------       --------

Deferred income taxes ............................       $140,649       $144,257
Energy efficiency costs ..........................        112,244        101,541
Debt refinancing costs ...........................         40,230         44,370
FERC Order 636 transition costs ..................         25,033         40,824
Environmental costs ..............................         22,577         23,076
Retirement benefit costs .........................         11,025         15,354
Enrichment facilities decommissioning ............         11,089          8,970
Unamortized costs of retired plant ...............          8,953         11,618
Other ............................................          2,655          7,396
                                                         --------       --------
     Total .......................................       $374,455       $397,406
                                                         ========       ========

     (D)  REVENUE RECOGNITION:

     Revenues are recorded as services are rendered to customers. MidAmerican records unbilled revenues, and related energy costs, representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of such month. Accrued unbilled revenues are $70.1 million and $61.0 million at December 31, 1996 and 1995, respectively, and are included in Receivables on the Consolidated Balance Sheets.

         The majority of MidAmerican's electric and gas sales are subject to adjustment clauses. These clauses allow MidAmerican to adjust the amounts charged for electric and gas service as the costs of gas, fuel for generation or purchased power change. The costs recovered in revenues through use of the adjustment clauses are charged to expense in the same period. See Note 8 for a discussion of a proposed Iowa rate settlement that would impact the electric adjustment clause.

     (E)  DEPRECIATION AND AMORTIZATION:

     MidAmerican's provisions for depreciation and amortization for its utility operations are based on straight-line composite rates. The average depreciation and amortization rates for the years ended December 31 were as follows:

                                        1996           1995               1994
                                        ----           ----               ----

         Electric..........             3.8%            3.9%               3.8%
         Gas...............             3.7%            3.7%               3.6%

     Utility plant is stated at original cost which includes overhead costs, administrative costs and an allowance for funds used during construction.

     The cost of repairs and minor replacements is charged to maintenance expense. Property additions and major property replacements are charged to plant accounts. The cost of depreciable units of utility plant retired or disposed of in the normal course of business is eliminated from the utility plant accounts and such cost, plus net removal cost, is charged to accumulated depreciation.

     An allowance for the estimated annual decommissioning costs of the Quad Cities Nuclear Power Station (Quad Cities) equal to the level of funding is included in depreciation expense. See Note 4(d) for additional information regarding decommissioning costs.

     (F)  INVESTMENTS:

     Investments,   managed   primarily   through  the  Company's   nonregulated
subsidiaries, include the following amounts as of December 31 (in thousands):

                                                           1996           1995
                                                         --------       --------
Investments:
     Marketable securities .......................       $219,890       $270,162
     Equipment Leases ............................         89,791         90,729
     Nuclear decommissioning trust fund ..........         76,304         64,781
     Energy projects .............................         30,217         36,978
     Special-purpose funds .......................         44,932         47,046
     Real estate .................................         45,457         68,126
     Corporate owned life insurance ..............         27,395         22,743
     Coal transportation .........................         18,623         12,703
     Communications ..............................         56,333         16,332
     Other .......................................         19,849         16,856
                                                         --------       --------
         Total ...................................       $628,791       $646,456
                                                         ========       ========

     Marketable securities generally consist of preferred stocks, common stocks and mutual funds held by MidAmerican Capital. Investments in marketable securities classified as available-for-sale are reported at fair value with net unrealized gains and losses reported as a net of tax amount in Common Shareholders' Equity until realized. Investments in marketable securities that are classified as held-to-maturity are reported at amortized cost. An other-than-temporary decline in the value of a marketable security is recognized through a write-down of the investment to earnings.

     Investments held by the nuclear decommissioning trust fund for the Quad Cities units are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reported as adjustments to the accumulated provision for nuclear decommissioning.

     (G)  CONSOLIDATED STATEMENTS OF CASH FLOWS:

     The Company considers all cash and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statements of Cash Flows.

     Net cash provided (used) from changes in working capital, net of effects from discontinued operations and exchange of assets was as follows (in thousands):

                                         1996           1995           1994
                                       --------       --------       --------
     Receivables .................     $(84,802)      $(31,314)      $ 19,343
     Inventories .................       (5,629)         7,013          8,427
     Other current assets ........        6,732         (4,140)         6,907
     Accounts payable ............       47,751         15,903        (17,466)
     Taxes accrued ...............          356         (9,755)       (19,270)
     Interest accrued ............       (2,122)           (24)          (362)
     Other current liabilities ...      (16,038)         1,293         (4,496)
                                       --------       --------       --------
       Total .....................     $(53,752)      $(21,024)      $ (6,917)
                                       ========       ========       ========

     (H)  ACCOUNTING FOR LONG-TERM POWER PURCHASE CONTRACT:

     Under a long-term power purchase contract with Nebraska Public Power District (NPPD), expiring in 2004, MidAmerican purchases one-half of the output of the 778-megawatt Cooper Nuclear Station (Cooper). The Consolidated Balance Sheets include a liability for MidAmerican's fixed obligation to pay 50% of NPPD's Nuclear Facility Revenue Bonds and other fixed liabilities. A like amount representing MidAmerican's right to purchase power is shown as an asset.

     Capital improvement costs for new property, including carrying costs, are being deferred, amortized and recovered in rates over the term of the NPPD contract. Capital improvement costs for property replacements, including carrying costs, are being deferred, amortized and recovered in rates over a five-year period.

     The fuel cost portion of the power purchase contract is included in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Income. All other costs MidAmerican incurs in relation to its long-term power purchase contract with NPPD are included in Other Operating Expenses on the Consolidated Statements of Income.

     See Notes 4(c), 4(d) and 4(e) for additional information regarding the power purchase contract.

     (I)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121:

     On January 1, 1996, the Company adopted SFAS No. 121 regarding accounting for asset impairments. This statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires rate-regulated companies to recognize an impairment for regulatory assets for which future recovery is not probable. Adoption of SFAS No. 121 did not have a material impact on the Company's results of operations or financial position.

(2)  LONG-TERM DEBT:

     The Company's sinking fund requirements and maturities of long-term debt for 1997 through 2001 are $80 million, $235 million, $190 million, $134 million and $125 million, respectively.

     The interest rate on the Company's Adjustable Rate Series Mortgage Bonds is reset every two years at 160 basis points over the average yield to maturity of 10-year Treasury securities. The rate was reset in 1995.

     The Company's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. The Company, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 1996 and 1995. The Company maintains dedicated revolving credit facility agreements or renewable lines of credit to provide liquidity for holders of these issues.

     Substantially all the former Iowa-Illinois utility property and franchises, and substantially all of the former Midwest Power electric utility property in Iowa, or approximately 82% of gross utility plant, is pledged to secure mortgage bonds.

     MidAmerican Capital has $64 million and $50 million unsecured revolving credit facility agreements which mature in 1998. Borrowings under these agreements may be on a fixed rate, floating rate or competitive bid rate basis. In addition, MidAmerican had a $100 million unsecured revolving credit facility agreement which was retired in January of 1997. All subsidiary long-term borrowings outstanding at December 31, 1996, are without recourse to Holdings.

(3)  JOINTLY OWNED UTILITY PLANT:

     Under joint plant ownership agreements with other utilities, MidAmerican had undivided interests at December 31, 1996, in jointly owned generating plants as shown in the table below.

     The dollar amounts below represent MidAmerican's share in each jointly owned unit. Each participant has provided financing for its share of each unit. Operating Expenses on the Consolidated Statements of Income include MidAmerican's share of the expenses of these units (dollars in millions).

                                  Nuclear                       Coal fired
                                -----------   ---------------------------------------------------
                                                        Council
                                Quad Cities   Neal       Bluffs      Neal      Ottumwa    Louisa
                                Units         Unit       Unit        Unit       Unit       Unit
                                No. 1 & 2     No. 3      No. 3       No.4       No. 1      No. 1
                                -----------   ------     -------     ------    -------    ------
     In service date              1972         1975       1978       1979       1981      1983
     Utility plant in service    $  229        $ 126      $ 297      $ 160      $ 207     $ 530
     Accumulated depreciation    $   79        $  72      $ 154      $  82      $  96     $ 216
     Unit capacity-MW             1,539          515        675        624        716       700
     Percent ownership             25.0%        72.0%      79.1%      40.6%      52.0%     88.0%

(4)  COMMITMENTS AND CONTINGENCIES:

     (A)  CAPITAL EXPENDITURES:

     Utility construction expenditures for 1997 are estimated to be $200 million, including $10 million for Quad Cities nuclear fuel and $9 million for Cooper capital improvements. Nonregulated capital expenditures depend upon the availability of investment opportunities and other factors. During 1997, such expenditures are estimated to be approximately $39 million.

     (B)  ENVIRONMENTAL MATTERS:

     The United States Environmental Protection Agency (EPA) and the state environmental agencies have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant (MGP) facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether MidAmerican has any responsibility for remedial action. MidAmerican is currently conducting field investigations at fifteen of the sites and has completed investigations at three of the sites. In addition, MidAmerican is currently removing contaminated soil at four of the sites, and has completed removals at two of the sites. MidAmerican is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

     MidAmerican's present estimate of probable remediation costs for the sites discussed above is $21 million. This estimate has been recorded as a liability and a regulatory asset for future recovery. The ICC has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. MidAmerican's present rates in Iowa provide for a fixed annual recovery of MGP costs. MidAmerican intends to pursue recovery of the remediation costs from other PRPs and its insurance carriers.

     The estimate of probable remediation costs is established on a site specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether MidAmerican has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation are accrued. Once the investigation is completed and if it is determined remedial action is required, the best estimate of remediation costs is accrued. If necessary, the estimate is revised when a consent order is issued.

     The estimated recorded liabilities for these properties, which include incremental direct costs of the remediation effort, costs for future monitoring at sites and costs of compensation to employees for time expected to be spent directly on the remediation effort, are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries.

     Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican's financial position or results of operations.

     (C)  LONG-TERM POWER PURCHASE CONTRACT:

     Payments to NPPD cover one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican's share of nuclear fuel cost (including nuclear fuel disposal) based on energy delivered. The debt service portion is approximately $1.5 million per month for 1997 and is not contingent upon the plant being in service. In addition, MidAmerican pays one-half of NPPD's decommissioning funding related to Cooper.

     The debt amortization and Department of Energy (DOE) enrichment plant decontamination and decommissioning component of MidAmerican's payments to NPPD were $14.5 million, $12.0 million and $10.8 million and the net interest component was $3.6 million, $4.6 million and $5.4 million each for the years 1996, 1995 and 1994, respectively.

     MidAmerican's payments for the debt principal portion of the power purchase contract obligation and the DOE enrichment plant decontamination and decommissioning payments are $13.7 million, $14.4 million, $15.0 million, $15.8 million and $16.6 million for 1997 through 2001, respectively, and $35.7 million for 2002 through 2004.

     (D)  DECOMMISSIONING COSTS:

     Based on site-specific decommissioning studies that include decontamination, dismantling, site restoration and dry fuel storage cost, MidAmerican's share of expected decommissioning costs for Cooper and Quad Cities, in 1996 dollars, is $440 million. In Illinois, nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. Such costs are reflected as base rates in Iowa tariffs.

     For purposes of developing a decommissioning funding plan for Cooper, NPPD assumes that decommissioning costs will escalate at an annual rate of 4.0%. Although Cooper's operating license expires in 2014, the funding plan assumes decommissioning will start in 2004, the currently anticipated plant shutdown date.

     As of December 31, 1996, MidAmerican's share of funds set aside by NPPD in internal and external accounts for decommissioning was $62.9 million. In addition, the funding plan also assumes various funds and reserves currently held to satisfy NPPD Bond Resolution requirements will be available for plant decommissioning costs after the bonds are retired in early 2004. The funding schedule assumes a long-term return on funds in the trust of 6.3% annually. Certain funds will be required to be invested on a short-term basis when decommissioning begins and are assumed to earn at a rate of 4.0% annually. NPPD is recognizing decommissioning costs over the expected service life of the plant, and 50% of the costs are included as a component of MidAmerican's power purchased costs. The Cooper decommissioning component of MidAmerican's payments to NPPD were $9.9 million, $8.9 million and $8.9 million for the years 1996, 1995, and 1994, respectively, and are included in Other Operating Expenses in the Consolidated Statements of Income. Earnings from the internal and external trust funds, which are recognized by NPPD as the owner of the plant, are tax exempt and serve to reduce future funding requirements.

     An external trust has been established for the investment of funds for decommissioning the Quad Cities units. The total accrued balance as of December 31, 1996, was $76.3 million and is included in Other Liabilities and a like amount is reflected in Investments and represents the value of the assets held in the trust.

     MidAmerican's provision for depreciation includes costs for Quad Cities nuclear decommissioning of $8.6 million, $8.6 million and $9.1 million for 1996, 1995 and 1994, respectively. The provision charged to expense is equal to the funding that is being collected in rates. The decommissioning funding component of MidAmerican's Illinois tariffs assumes that decommissioning costs, related to the Quad Cities unit, will escalate at an annual rate of 5.3% and the assumed annual return on funds in the trust is 6.5%. The Quad Cities decommissioning funding component of MidAmerican's Iowa tariffs assumes that decommissioning costs will escalate at an annual rate of 6.3% and the assumed annual return on funds in the trust is 6.5%. Earnings on the assets in the trust fund were $3.5 million, $2.5 million and $2.2 million for 1996, 1995 and 1994, respectively.

     (E)  NUCLEAR INSURANCE:

     MidAmerican   maintains  financial  protection  against  catastrophic  loss associated with its interest in Quad Cites and Cooper through a combination of insurance purchased by NPPD (the owner and operator of Cooper) and

Commonwealth Edison (the joint owner and operator of Quad Cities), insurance purchased directly by MidAmerican, and the mandatory industry-wide loss funding mechanism afforded under the Price-Anderson Amendments Act of 1988. The coverage falls into three categories: nuclear liability, property coverage and nuclear worker liability.

     NPPD and Commonwealth Edison each purchase nuclear liability insurance in the maximum available amount of $200 million. In accordance with the Price-Anderson Amendments Act of 1988, excess liability protection above that amount is provided by a mandatory industry-wide program under which the owners of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican's maximum potential share of such an assessment is $79.3 million per incident, payable in installments not to exceed $10 million annually.

     The property coverage provides for property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning. For Quad Cities, Commonwealth Edison purchases primary and excess property insurance protection for the combined interest in Quad Cities totalling $2.1 billion. For Cooper, NPPD purchases primary property insurance in the amount of $500 million. Additionally, MidAmerican and NPPD separately purchase coverage for their respective obligation of $1.125 billion each in excess of the $500 million primary layer purchased by NPPD. This structure provides that both MidAmerican and NPPD are covered for their respective 50% obligation in the event of a loss totalling $2.75 billion. MidAmerican also directly purchases extra expense/business interruption coverage to cover the cost of replacement power and/or other continuing costs in the event of a covered accidental outage at Cooper or Quad Cities. The coverages purchased directly by MidAmerican, and the primary and excess property coverages purchased by Commonwealth Edison, contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican from industry mutual insurance companies for its obligations associated with Cooper and Quad Cities combined total $13.8 million.

     The master nuclear worker liability coverage is an industry-wide policy with an aggregate limit of $200 million for the nuclear industry as a whole, which is in effect to cover tort claims of workers as a result of radiation exposure on or after January 1, 1988. MidAmerican's share, based on its interest in Cooper and Quad Cities, of a maximum potential share of a retrospective assessment under this program is $3.0 million.

     (F)  COAL AND NATURAL GAS CONTRACT COMMITMENTS:

     MidAmerican has entered into supply and related transportation contracts for its fossil-fueled generating stations. The contracts, with expiration dates ranging from 1997 to 2003, require minimum payments of $68 million, $36 million, $26 million, $19 million and $20 million for the years 1997 through 2001, respectively, and $12 million for the total of the two years thereafter. The Company expects to supplement these coal contracts with spot market purchases to fulfill its future fossil fuel needs.

     The Company has entered into various natural gas supply and transportation contracts for its utility operations. The minimum commitments under these contracts are $91 million, $78 million, $43 million, $22 million and $19 million for the years 1997 through 2001, respectively, and $82 million for the total of the years thereafter. During 1993 FERC Order 636 became effective, requiring interstate pipelines to restructure their services. The pipelines will recover the transition costs related to Order 636 from the local distribution companies. The Company has recorded a liability and regulatory asset for the transition costs which are being recovered by the Company through the purchased gas adjustment clause. The unrecovered balance recorded by the Company as of December 31, 1996, was $25 million.

(5)  COMMON SHAREHOLDERS' EQUITY:

     Common shares outstanding changed during the years ended December 31 as shown in the table below (in thousands):

                                             1996                   1995                       1994
                                      -------------------   --------------------   --------------------
                                       Amount     Shares     Amount      Shares       Amount      Shares
                                      --------    -------   ---------   --------    ---------    -------
     Balance, beginning of year ...   $801,227    100,752   $786,420     99,687     $759,120    97,782

     Changes due to:
       Issuance of common shares ..       --         --       15,083      1,065       27,760     1,911
       Accrued stock options ......        623       --         --         --           --        --
       Capital stock expense ......       (419)      --         (276)      --           (377)     --
       Other ......................       --         --         --         --            (83)       (6)
                                      --------    -------   --------    -------     --------    ------
     Balance, end of year .........   $801,431    100,752   $801,227    100,752     $786,420    99,687
                                      ========    =======   ========    =======     ========    ======

(6)  RETIREMENT PLANS:

     The Company has noncontributory defined benefit pension plans covering substantially all employees. Benefits under the plans are based on participants' compensation, years of service and age at retirement.

     Funding is based upon the actuarially determined costs of the plans and the requirements of the Internal Revenue Code and the Employee Retirement Income Security Act. MidAmerican has been allowed to recover funding contributions in rates.

     Net periodic pension cost includes the following components for the years ended December 31 (in thousands):

                                                        1996       1995       1994
                                                      --------   --------   --------

     Service cost-benefit earned during the period .  $ 12,323   $  9,817   $ 13,241
     Interest cost on projected benefit obligation .    31,109     27,934     26,822
     Decrease in pension costs from actual
       return on assets ............................   (58,460)   (63,593)    (7,835)
     Net amortization and deferral .................    26,223     32,126    (21,030)
     One-time charge ...............................      --       15,683       --
     Regulatory deferral of incurred cost ..........       568    (10,470)    (2,871)
                                                      --------   --------   --------
     Net periodic pension cost .....................  $ 11,763   $ 11,497   $  8,327
                                                      ========   ========   ========

     During 1995, the Company incurred a one-time charge of $15.7 million related to the early retirement portion of its restructuring plan. Of such cost, $3.0 million was charged to expense and the remaining amount was deferred for future recovery through the regulatory process.

     The plan assets are stated at fair market value and are primarily comprised of insurance contracts, United States government debt and corporate equity securities. The plans in which accumulated benefits exceed assets consist entirely of nonqualified defined benefit plans. Although the plans have no assets, the Company purchases corporate owned life insurance to provide funding for the future cash requirements. The cash value of such insurance was $17.3 million and $14.5 million at December 31, 1996 and 1995, respectively. The following table presents the funding status of the plans and amounts recognized in the Consolidated Balance Sheets as of December 31 (dollars in thousands):

                                                                         Plans in Which:
                                                     --------------------------------------------------------
                                                     Assets Exceed Accumulated    Accumulated Benefits Exceed
                                                            Benefits                   Assets
                                                     -------------------------    ---------------------------
                                                          1996        1995              1996       1995
                                                        ---------   ---------         --------   ---------
     Actuarial present value of benefit obligations:
       Vested benefit obligation ...................    $(298,237)  $(293,985)        $(36,574)  $(32,429)
       Nonvested benefit obligation ................       (3,454)     (7,516)          (1,925)      (816)
                                                        ---------   ---------         --------   --------
       Accumulated benefit obligation ..............     (301,691)   (301,501)         (38,499)   (33,245)
       Provision for future pay increases ..........      (79,790)    (94,633)          (8,733)    (5,455)
                                                        ---------   ---------         --------   --------
       Projected benefit obligation ................     (381,481)   (396,134)         (47,232)   (38,700)

     Plan assets at fair value .....................      427,828     385,598             --         --
                                                        ---------   --------          --------   --------
     Projected benefit obligation (greater) less
          than plan assets .........................       46,347     (10,536)         (47,232)   (38,700)

     Unrecognized prior service cost ...............       18,636     (15,866)          21,544      2,884
     Unrecognized net loss (gain) ..................      (63,173)     29,541             --        9,431
     Unrecognized net transition asset .............      (18,929)    (21,521)            --         --
     Other .........................................         --          --            (12,811)    (6,860)
                                                        ---------   ---------         --------   --------
     Pension liability recognized in the
       Consolidated Balance Sheets .................    $ (17,119)  $ (18,382)        $(38,499)  $(33,245)
                                                        =========   =========         ========   ========


                                                        1996       1995
                                                        ----     --------
     Assumptions used were:
       Discount rate...............................     7.5%          7.0%
       Rate of increase in compensation levels.....     5.0%          5.0%
       Weighted average expected long-term rate
         of return on assets.......................     9.0%          8.9%

     The Company currently provides certain health care and life insurance benefits for retired employees. Under the plans, substantially all of the Company's employees may become eligible for these benefits if they reach retirement age while working for the Company. However, the Company retains the right to change these benefits anytime at its discretion.

     In January 1993, the Company adopted SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions. The Company began expensing these costs on an accrual basis for its Illinois customers and certain of its Iowa customers in 1993 and including provisions for such costs in rates for these customers. For its remaining Iowa customers, the Company deferred the portion of these costs above the "pay-as-you-go" amount already included in rates until recovery on an accrual basis was established in 1995. The Company is currently amortizing the deferral, expensing the SFAS No. 106 accrual and including provisions for these costs in rates.

     Net periodic postretirement benefit cost includes the following components for the year ended December 31 (in thousands):

                                                                           1996       1995      1994
                                                                         --------   --------   ------

     Service cost-benefit earned during the period ....................  $  2,118   $  1,583   $ 2,147
     Interest cost ....................................................     8,341      7,185     7,221
     Increase (decrease) in benefit cost from actual return on assets .    (1,598)    (2,090)      894
     Amortization of unrecognized transition obligation ...............     5,291      5,291     5,442
     Other ............................................................      (297)      (262)   (1,991)
     One-time charge for early retirement .............................      --        4,353      --
     Regulatory recognition of incurred cost ..........................     5,112      5,140    (6,218)
                                                                         --------   --------   -------
     Net periodic postretirement benefit cost .........................  $ 18,967   $ 21,200   $ 7,495
                                                                         ========   ========   =======

     During 1995, the Company recorded a one-time expense of $4.4 million related to the early retirement portion of its restructuring plan.

     The Company has established external trust funds to meet its expected postretirement benefit obligations. The trust funds are comprised primarily of guaranteed rate investment accounts and money market investment accounts. A reconciliation of the funded status of the plan to the amounts realized as of December 31 is presented below (dollars in thousands):

                                                                      1996        1995
                                                                   ---------    ---------
     Accumulated present value of benefit obligations:
       Retiree benefit obligation ...............................  $ (78,935)   $ (67,488)
       Active employees fully eligible for benefits .............     (2,798)      (5,904)
       Other active employees ...................................    (34,772)     (33,949)
                                                                   ---------    ---------
       Accumulated benefit obligation ...........................   (116,505)    (107,341)
     Plan assets at fair value ..................................     36,783       26,916
                                                                   ---------    ---------
     Accumulated benefit obligation greater than plan assets ....    (79,722)     (80,425)
     Unrecognized net gain ......................................     (8,810)     (13,880)
     Unrecognized transition obligation .........................     84,662       89,952
                                                                   ---------    ---------
     Postretirement benefit liability recognized in the
       Consolidated Balance Sheets ..............................  $  (3,870)   $  (4,353)
                                                                   ---------    =========

     Assumptions used were:
       Discount rate ............................................        7.5%         7.0%
       Weighted average expected long-term rate of return
         on assets (after taxes).................................        6.7%         6.4%


     For purposes of calculating the postretirement benefit obligation, it is assumed that health care costs for covered individuals prior to age 65 will increase by 11.0% in 1997, and that the rate of increase thereafter will decline by 1.0% annually to an ultimate rate of 5.5% by the year 2002. For covered individuals age 65 and older, it is assumed that health care costs will increase by 8.0% in 1997, and that the rate of increase thereafter will decline by 1.0% annually to an ultimate rate of 5.5% by the year 2000.

     If the assumed health care trend rates used to measure the expected cost of benefits covered by the plans were increased by 1%, the total service and interest cost would increase by $1.3 million and the accumulated postretirement benefit obligation would increase by $11.9 million.

     The Company sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. The Company's contributions to the plans, which are based on the participants level of contribution and cannot exceed four percent of the participants salaries or wages, were $4.4 million, $3.7 million and $3.6 million for 1996, 1995 and 1994, respectively.

(7)  SHORT-TERM BORROWING:

     Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

                                                             1996       1995      1994
                                                           --------   --------   -------

    Balance at year-end   ..............................   $161,990   $184,800   $124,500
    Weighted average interest rate
      on year-end balance...............................        5.4%       5.7%       6.1 %
    Average daily amount outstanding
      during the year...................................   $151,318   $114,036   $105,728
    Weighted average interest rate on average daily
      amount outstanding during the year................        5.5%       6.0%       4.4 %

     MidAmerican has authority from FERC to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of December 31, 1996, MidAmerican had a $250 million revolving credit facility agreement and a $10 million line of credit and Holdings had a $20 million line of credit. MidAmerican's commercial paper borrowings are supported by the revolving credit facility and the line of credit.

(8)  RATE MATTERS:

     On June 4, 1996, MidAmerican filed an electric pricing proposal in Iowa and Illinois. The proposal would provide MidAmerican more flexibility to negotiate with customers who have service options and mitigate strandable costs. The proposal would also reduce regulatory lag in implementing new tariff services and prices. As part of the proposal, MidAmerican would reduce electric revenues, on a graduated basis, to the level of approximately $25 million annually within five years and eliminate automatic fuel adjustment clauses. The price reductions, possible due to merger and restructuring related cost savings, reduce price disparity within customer classes and would move MidAmerican closer to prices that it believes can be sustained in a competitive market.

     On October 15, 1996, the ICC ordered MidAmerican to reduce rates for its Illinois customers by 10%, or $13.1 million annually, effective November 3, 1996, and commenced an investigation into the reasonableness of MidAmerican's rates. MidAmerican negotiated termination of the proceeding to reduce rates and withdraw its electric pricing proposal. The negotiated termination of the rate proceeding left in place the initial $13.1 million annual reduction and included a second price reduction of $2.4 million to be effective on June 1, 1997.

     On August 1, 1996, the Iowa Office of Consumer Advocate (OCA) requested the IUB to order MidAmerican to reduce its Iowa electric rates by 10.7%, or approximately $101 million annually, in electric revenues. On September 6,

1996, the IUB docketed the OCA request and initiated an investigation into MidAmerican's rates. The IUB also consolidated the investigation with MidAmerican's alternative regulation and pricing proposal for purposes of the hearings scheduled to begin in January 1997. Effective November 1, 1996, MidAmerican reduced its electric rates in Iowa $8.7 million annually to the levels in its pricing proposal filed on June 4, 1996.

     In January 1997, a settlement agreement between MidAmerican, the OCA and other parties to the proceeding was negotiated. The agreement, which includes a number of characteristics of MidAmerican's pricing proposal, is subject to approval by the IUB. The agreement includes a tracking mechanism to currently recover the cost of Cooper capital improvements. After reflecting the effect of the Cooper tracking mechanism, prices for residential customers would be reduced $20 million annually by June 1, 1998, including the November 1, 1996, reduction. Rates for commercial and industrial customers would be reduced a total of $10 million annually by June 1, 1998, through pilot projects, negotiated rates with individual customers and, if needed, a base rate reduction effective June 1, 1998.

     In addition, the agreement accepts MidAmerican's proposal to eliminate the energy adjustment clause (EAC) which currently is the mechanism through which fuel costs are collected from Iowa customers. The EAC flows the cost of fuel to customers on a current basis, and thus, fuel costs have little impact on net income. Prospectively, base rates for Iowa customers would include a factor for recovery of a representative level of fuel costs. To the extent actual fuel costs vary from that factor, pre-tax earnings would be impacted. The fuel cost factor would be reviewed in February 1999 and adjusted prospectively if actual fuel costs vary 15% above or below the agreed factor.

     Under the agreement, if MidAmerican's return on common equity exceeds 12%, then a sharing between customers and shareholders begins, and if it exceeds 14%, then a portion of MidAmerican's share would be used for accelerated recovery of certain regulatory assets. The agreement permits MidAmerican to file for increased rates if the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%.

     As of December 31, 1996, MidAmerican had a $2.6 million liability recorded for the portion of its Iowa electric revenues between August 1, 1996, and October 31, 1996, that were in excess of those included in the pricing proposal.

(9)  DISCONTINUED OPERATIONS:

     In the third quarter of 1996, the Company announced the discontinuation of certain nonstrategic businesses in support of its strategy of becoming a leading regional energy and complementary services provider. In November of 1996, the Company signed a definitive agreement with KCS Energy, Inc. (KCS) to sell an oil and gas exploration and development subsidiary and completed the sale on January 3, 1997. The Company recorded an after-tax loss of $7.1 million for the disposition in 1996. The Company has also announced its plan to divest a subsidiary that developed and continues to operate a computerized information system facilitating the real-time exchange of power in the electric industry. The Company expects the disposition to occur during the first half of 1997 and has recorded a $4.0 million estimated after-tax loss on disposal in the third quarter of 1996. The Company reflected as discontinued operations at September 30, 1994, all activities of a subsidiary that constructed generating facilities and a subsidiary that constructed electric distribution and transmission systems. Essentially all of the assets of the construction subsidiaries have been sold but some remaining activity has been recorded in the periods reported. In addition, in the third quarter of 1996 the Company received a final settlement from the sale of a coal mining subsidiary which was reflected as a discontinued operation by a predecessor company in 1982. The final settlement, which resulted in an after-tax loss of $3.3 million, included the reacquisition of preferred equity by the buyer and the settlement of reclamation reserves.

     Proceeds received from the disposition of the oil and gas subsidiary included $210 million in cash and 435,000 warrants to purchase KCS common stock. The warrants were valued at $6 million. Proceeds received from the disposition of the construction subsidiaries and the coal mining subsidiary settlement were $4 million and $15 million, respectively. Net assets of the discontinued operations are separately presented on the Consolidated Balance Sheets as Investment in Discontinued Operations. Revenues from discontinued activities, as well as the results of operations and the estimated loss on the disposal of discontinued operations for the years ended December 31 are as follows (in thousands):

                                                1996       1995       1994
                                              --------   --------   --------

     OPERATING REVENUES ...................   $233,952   $81,637    $129,643
                                              ========   =======    ========

     INCOME FROM OPERATIONS
       Income before income taxes .........   $  1,638   $ 4,704    $  1,841
       Income tax benefit (expense) .......        479    (1,645)       (985)
                                              --------   -------    --------
       Income from Operations .............   $  2,117   $ 3,059    $    856
                                              ========   =======    ========

     LOSS ON DISPOSAL
       Income (loss) before income taxes ..   $  9,047   $  --      $(11,576)
       Income tax benefit (expense) .......    (23,879)     --         7,811
                                              --------   -------    --------
       Loss on Disposal ...................   $(14,832)  $  --      $ (3,765)
                                              ========   =======    ========

(10)  CONCENTRATION OF CREDIT RISK:

     The Company's electric utility operations serve 555,000 customers in Iowa, 84,000 customers in western Illinois and 3,000 customers in southeastern South Dakota. The Company's gas utility operations serve 480,000 customers in Iowa, 65,000 customers in western Illinois, 61,000 customers in southeastern South Dakota and 4,000 customers in northeastern Nebraska. The largest communities served by the Company are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South Dakota. The Company's utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 1996, billed receivables from the Company's utility customers totalled $146 million.

     MidAmerican Capital has investments in preferred stocks of companies in the utility industry. As of December 31, 1996, the total cost of these investments was $132 million.

     MidAmerican Capital has entered into leveraged lease agreements with companies in the airline industry. As of December 31, 1996, the receivables under these agreements totalled $37 million.

(11)  PREFERRED SHARES:

     During 1996, MidAmerican redeemed all shares of the $1.7375 Series of preferred stock. The redemptions were made at a premium, which resulted in a charge to net income of $1.6 million.

     During 1994, MidAmerican redeemed all of its outstanding $4.36 Series, $4.22 Series and $7.50 Series preferred shares. The redemptions were made at a premium, which resulted in a charge to net income of $0.3 million.

     The $5.25 Series Preferred Shares, which are not redeemable prior to November 1, 1998 for any purpose, are subject to mandatory redemption on November 1, 2003 at $100 per share. The $7.80 Series Preferred Shares have sinking fund requirements under which 66,600 shares will be redeemed at $100 per share each May 1, beginning in 2001 through May 1, 2006.

                                      -64

     The total outstanding cumulative preferred stock of MidAmerican that is not subject to mandatory redemption requirements may be redeemed at the option of the Company at prices which, in the aggregate, total $31.8 million. The aggregate total the holders of all preferred stock outstanding at December 31, 1996, are entitled to upon involuntary bankruptcy is $181.8 million plus accrued dividends. Annual dividend requirements for all preferred stock outstanding at December 31, 1996, total $12.3 million.

(12)  SEGMENT INFORMATION:

     Information related to segments of the Company's business is as follows for the years ended December 31 (in thousands):

                                                       1996          1995          1994
                                                    -----------   -----------   -----------
     UTILITY
     Electric:
       Operating revenues ........................  $ 1,099,008   $ 1,094,647   $ 1,021,660
       Cost of fuel, energy and capacity .........      234,317       230,261       213,987
       Depreciation and amortization expense .....      140,939       136,324       132,886
       Other operating expenses ..................      424,594       459,344       438,811
                                                    -----------   -----------   -----------
       Operating income ..........................  $   299,158   $   268,718   $   235,976
                                                    ===========   ===========   ===========

     Gas:
       Operating revenues ........................  $   536,753   $   459,588   $   492,015
       Cost of gas sold ..........................      345,014       279,025       326,782
       Depreciation and amortization expense .....       23,653        22,626        21,343
       Other operating expenses ..................      106,831       122,017       111,644
                                                    -----------   -----------   -----------
       Operating income ..........................  $    61,255   $    35,920   $    32,246
                                                    ===========   ===========   ===========

     Operating income ............................  $   360,413   $   304,638   $   268,222
     Other income (expense) ......................        3,998        (4,074)       (3,712)
     Fixed charges ...............................       96,753        92,036        87,157
                                                    -----------   -----------   -----------
     Income from continuing operations
          before income taxes ....................      267,658       208,528       177,353
     Income taxes ................................      112,927        84,098        66,759
                                                    -----------   -----------   -----------
     Income from continuing operations ...........  $   154,731   $   124,430   $   110,594
                                                    ===========   ===========   ===========

     Capital Expenditures-
       Electric ..................................  $   116,243   $   133,490   $   164,870
       Gas .......................................       37,955        57,281        46,799




                                                        1996         1995          1994
                                                    -----------   -----------   -----------

     NONREGULATED
       Revenues ..................................  $   236,851   $    95,106   $   117,550
       Cost of sales .............................      218,256        70,351        84,515
       Depreciation
          and amortization .......................        4,854         6,010         6,935
       Other operating expenses ..................       30,516        31,029        29,830
                                                    -----------   -----------   -----------
       Operating income (loss) ...................      (16,775)      (12,284)       (3,730)
       Other income ..............................       14,874        15,734        37,084
       Fixed charges .............................       23,574        25,470        27,152
                                                    -----------   -----------   -----------
       Income (loss) from continuing operations
          before income taxes ....................      (25,475)      (22,020)        6,202
       Income taxes ..............................      (14,505)      (17,295)       (6,302)
                                                    -----------   -----------   -----------
       Income (loss) from continuing operations ..  $   (10,970)  $    (4,725)  $    12,504
                                                    ===========   ===========   ===========

       Capital expenditures ......................  $    55,788   $    12,881   $     9,095

     ASSET INFORMATION
       Identifiable assets:
         Electric (a) ............................  $ 2,954,324   $ 2,947,832   $ 2,915,749
         Gas (a) .................................      692,993       699,539       683,704
         Used in overall utility
            operations ...........................      114,545        30,084        46,143
         Nonregulated ............................      601,065       615,342       557,052
         Investment in discontinued operations ...      196,356       177,300       186,246
                                                    -----------   -----------   -----------
           Total assets ..........................  $ 4,559,283   $ 4,470,097   $ 4,388,894
                                                    ===========   ===========   ===========

(a) Utility plant less accumulated provision for depreciation, receivables, inventories, nuclear decommissioning trust fund and regulatory assets.

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments. Tariffs for the Company's utility services are established based on historical cost ratemaking. Therefore, the impact of any realized gains or losses related to financial instruments applicable to the Company's utility operations is dependent on the treatment authorized under future ratemaking proceedings.

     Cash and cash equivalents - The carrying amount approximates fair value due to the short maturity of these instruments.

     Quad Cities nuclear decommissioning trust fund - Fair value is based on quoted market prices of the investments held by the fund.

     Marketable securities - Fair value is based on quoted market prices.

     Debt securities - Fair value is based on the discounted value of the future cash flows expected to be received from such investments.

     Equity investments carried at cost - Fair value is based on an estimate of the Company's share of partnership equity, offers from unrelated third parties or the discounted value of the future cash flows expected to be received from such investments.

     Notes payable - Fair value is estimated to be the carrying amount due to the short maturity of these issues.

     Preferred shares - Fair value of preferred shares with mandatory redemption provisions is estimated based on the quoted market prices for similar issues.

     Long-term debt - Fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The following table presents the carrying amount and estimated fair value of certain financial instruments as of December 31 (in thousands):

                                                                 1996                    1995
                                                        ----------------------  ----------------------
                                                         Carrying      Fair      Carrying      Fair
                                                           Amount      Value      Amount       Value
                                                        ----------  ----------  ----------  ----------
     Financial Instruments Owned by the Company:
       Equity investments carried at cost ............  $   95,339  $  273,311  $   58,972  $   61,316

     Financial Instruments Issued by the Company:
       MidAmerican preferred securities; subject
          to mandatory redemption ....................  $   50,000  $   52,920  $   50,000  $   52,800
       MidAmerican-obligated preferred securities;
          subject to mandatory redemption ............  $  100,000  $  100,490  $     --    $     --
       Long-term debt, including current portion .....  $1,474,701  $1,522,500  $1,468,617  $1,528,504

     Included in Equity Investments Carried at Cost is the Company's investment in Class A and Class B Common Stock of McLeod, Inc. (McLeod). The Class B Common Stock is convertible into Class A Common Stock. On June 14, 1996, McLeod made an initial public offering (the IPO) of its Class A Common Stock. As part of an investor agreement, the Company is prohibited from selling or otherwise disposing of any of the common stock of McLeod for a period of two years from the date of the IPO. The Company's investment in McLeod is considered restricted stock and, as such, is recorded at cost. At December 31, 1996, the carrying amount and fair value of this investment were $46.3 million and $218.3 million, respectively.

     The amortized cost, gross unrealized gain and losses and estimated fair value of investments in debt and equity securities at December 31 are as follows (in thousands): 1996


                                                             1996
                                       Amortized   Unrealized   Unrealized      Fair
                                          Cost        Gains       Losses        Value
                                        --------    --------     ---------    --------
     Available-for-sale:
       Equity securities ...........    $208,226    $  4,883     $ (8,325)    $204,784
       Municipal bonds .............      41,800       3,041         (356)      44,485
       U.S. Government securities ..      26,814         137         (157)      26,794
       Cash equivalents ............      11,152        --           --         11,152
                                        --------    --------     --------     --------
                                        $287,992    $  8,061     $ (8,838)    $287,215
                                        ========    ========     ========     ========
     Held-to-maturity:
       Equity securities ...........    $  6,435    $   --       $   (196)    $  6,239
       Debt securities .............      15,445         252         --         15,697
                                        --------    --------     --------     --------
                                        $ 21,880    $    252     $   (196)    $ 21,936
                                        ========    ========     ========     ========



                                                            1995
                                        Amortized  Unrealized   Unrealized      Fair
                                          Cost       Gains        Losses        Value
                                        --------    --------     --------     --------
     Available-for-sale:
       Equity securities ...........    $254,066    $  7,132     $ (9,278)    $251,920
       Municipal Bonds .............      38,098       3,228         (210)      41,116
       U. S. Government securities .      18,402         355         --         18,757
       Cash equivalents ............      13,000        --           --         13,000
                                        --------    --------     --------     --------
                                        $323,566    $ 10,715     $ (9,488)    $324,793
     Held-to-maturity:
       Equity securities ...........    $ 11,389    $   --       $   (786)    $ 10,603
       Debt securities .............      19,440          31         (921)      18,550
                                        --------    --------     --------     --------
                                        $ 30,829    $     31     $ (1,707)    $ 29,153
                                        ========    ========     ========     ========

     At December 31, 1996, the debt securities held by the Company had the following maturities (in thousands):


                                        Available for Sale       Held to Maturity
                                        --------------------    --------------------
                                        Amortized     Fair      Amortized     Fair
                                          Cost        Value       Cost        Value
                                        --------    --------    --------    --------
     Within 1 year .................    $  1,361    $  1,313    $     72    $     76
     1 through 5 years .............      23,847      23,765      10,262      10,420
     5 through 10 years ............      28,564      30,100       2,812       2,828
     Over 10 years .................      14,842      16,101       2,299       2,373

     During 1996, the Company sold a portion of its held-to-maturity securities due to a significant deterioration in the issuer's credit worthiness. Such securities had a carrying value of $4.8 million and proceeds from the sale were $4.3 million.

     During 1995, the Company reevaluated the classification of its classified as held-to-maturity and available-for-sale securities in accordance with the Financial Accounting Standards Board's Guide to Implementation of Statement 115 on

Accounting for Certain Investments in Debt and Equity Securities. As a result, certain securities, with a total amortized cost of $33.1 million and a market value of $33.8 million, were transferred from securities classified as held-to-maturity to available-for-sale securities.

     The proceeds and the gross realized gains and losses on the disposition of investments held by the Company for the years ended December 31, are as follows (in thousands):

                                        1996          1995         1994
                                     ---------     ---------     --------

     Proceeds from sales ........    $ 250,772     $ 106,910     $ 135,769
     Gross realized gains .......        9,920         3,923        10,338
     Gross realized losses ......       (7,950)       (3,082)       (5,234)


(14)  INCOME TAX EXPENSE:

      Income tax expense from continuing operations includes the following for the years ended December 31 (in thousands):


                                          1996         1995         1994
                                       ---------     --------     --------
     Current
        Federal ...................    $  80,165     $ 54,430     $ 20,874
        State .....................       22,100       13,330        5,500
                                       ---------     --------     --------
                                         102,265       67,760       26,374
     Deferred
        Federal ...................        2,627        5,750       35,242
        State .....................         (264)       1,470        5,796
                                       ---------     --------     --------
                                           2,363        7,220       41,038
     Investment tax credit, net ...       (6,206)      (8,177)      (6,955)
                                       ---------     --------     --------
        Total .....................    $  98,422     $ 66,803     $ 60,457
                                       =========     ========     ========


     Included in Deferred Income Taxes in the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                          1996       1995
                                                        --------   --------
     Deferred tax assets
        Related to:
            Investment tax credits ..................   $ 61,349   $ 63,374
            Unrealized losses .......................     12,034      7,548
            Pensions ................................     17,648     17,938
            AMT credit carry forward ................     10,188     18,738
            Nuclear reserves and decommissioning ....      8,233      8,367
            Other ...................................      5,839      7,186
                                                        --------   --------
               Total ................................   $115,291   $123,151
                                                        ========   ========




                                                         1996        1995
                                                       --------    --------
     Deferred tax liabilities
       Related to:
          Depreciable property ....................    $575,495    $546,827
          Income taxes recoverable
             through future rates .................     201,998     207,631
          Energy efficiency .......................      44,734      28,616
          Reacquired debt .........................      14,265      17,595
          FERC Order 636 ..........................       9,023      16,073
          Other ...................................      22,112      30,996
                                                       --------    --------
            Total .................................    $867,627    $847,738
                                                       ========    ========

     The following table is a reconciliation between the effective income tax rate, before preferred stock dividends of subsidiary, indicated by the Consolidated Statements of Income and the statutory federal income tax rate for the years ended December 31:

                                                      1996     1995      1994
                                                      ----     ----      ----
     Effective federal and state
       income tax rate ...........................     39%      34%       31%
     Amortization of investment tax credit .......      2        4         4
     Resolution of prior year tax issue ..........     --       --         2
     State income tax, net of federal income
       tax benefit ...............................     (6)      (5)       (4)
     Dividends received deduction ................      2        2         2
     Other .......................................     (2)      --        --
                                                       ---      ---       ---
     Statutory federal income tax rate ...........     35%      35%       35%
                                                       ===      ===       ===

(15)  INVENTORIES:

     Inventories include the following amounts as of December 31 (in thousands):

                                                      1996        1995
                                                     -------     -------

     Materials and supplies, at average cost ...     $32,222     $27,442
     Coal stocks, at average cost ..............      32,293      32,163
     Gas in storage, at LIFO cost ..............      23,915      21,883
     Fuel oil, at average cost .................       1,264       1,523
     Other .....................................       1,170       2,224
                                                     -------     -------
       Total ...................................     $90,864     $85,235
                                                     =======     =======

     At December 31, 1996 prices, the current cost of gas in storage was $61.3 million.

(16)  OTHER INFORMATION:

     The Company  completed a  merger-related  restructuring  plan during  1995.
Other operating expenses in the Consolidated Statements of Income for 1995 includes $33.4 million related to the restructuring plan.

     Non-Operating - Other, Net, as shown on the Consolidated Statements of Income includes the following for the years ended December 31 (in thousands):


                                                        1996        1995       1994
                                                      --------    --------    -------

     Other-than-temporary declines in value
       of investments and other assets ...........    $(15,566)   $(17,971)   $(1,791)
     IES merger costs ............................      (8,689)       --         --
     Special purpose fund income .................       3,301       1,863      1,845
     Energy efficiency carrying charges ..........       3,255       3,092      1,681
     Gain on sale of cushion gas .................       3,182        --         --
     Incentive gas purchase plan award ...........       2,677        --         --
     Agency gas sales, net .......................       1,840         228         (2)
     Gain on reacquisition of long-term debt .....       1,105        --         --
     Gain on sale of assets, net .................         974       8,570      4,468
     MidAmerican merger costs ....................        --        (4,624)    (4,510)
     Allowance for equity funds used
       during construction .......................        --           481        452
     Income (loss) from equity method investments.       2,510        (312)     2,712
     Other .......................................       1,391      (1,794)      (539)
                                                      --------    --------    -------
       Total .....................................    $ (4,020)   $(10,467)   $ 4,316
                                                      ========    ========    =======

(17) MIDAMERICAN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF MIDAMERICAN ENERGY FINANCING I:

     In December 1996, MidAmerican Energy Financing I (the Trust), a wholly-owned statutory business trust of MidAmerican, issued 4,000,000 shares of 7.98% Series MidAmerican-obligated mandatorily redeemable preferred securities (the Preferred Securities). The sole assets of the Trust are $103.1 million of MidAmerican 7.98% Series A Debentures due 2045 (the Debentures). There is a full and unconditional guarantee by MidAmerican of the Trust's obligations under the Preferred Securities. MidAmerican has the right to defer payments of interest on the Debentures by extending the interest payment period for up to 20 consecutive quarters. If interest payments on the Debentures are deferred, distributions on the Preferred Securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon and MidAmerican may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

     The Debentures may be redeemed by MidAmerican on or after December 18, 2001, or at an earlier time if there is more than an insubstantial risk that interest paid on the Debentures will not be deductible for federal income tax purposes. If the Debentures, or a portion thereof, are redeemed, the Trust must redeem a like amount of the Preferred Securities. If a termination of the Trust occurs, the Trust will distribute to the holders of the Preferred Securities a like amount of the Debentures unless such a distribution is determined not to be practicable. If such determination is made, the holders of the Preferred Securities will be entitled to receive, out of the assets of the trust after satisfaction of its liabilities, a liquidation amount of $25 for each Preferred Security held plus accrued and unpaid distributions.

(18)  UNAUDITED QUARTERLY OPERATING RESULTS:


     1996                                             1st Quarter  2nd Quarter  3rd Quarter   4th Quarter
                                                      -----------  -----------  -----------   -----------
                                                           (In thousands, except per share amounts)

     Operating revenues ..........................     $507,596     $391,466     $434,678      $538,872
     Operating income ............................      100,141       65,004       97,919        80,574
     Income from continuing operations ...........       48,405       25,099       40,548        29,709
     Income (loss) from discontinued operations ..        2,642        3,896      (17,992)       (1,261)
     Earnings on common stock ....................       51,047       28,995       22,556        28,448

     Earnings per average common share:
     Income from continuing operations ...........     $   0.48     $   0.25     $   0.40      $   0.29
     Income (loss) from discontinued operations ..         0.03         0.04        (0.18)        (0.01)
                                                       --------     --------     --------      --------

     Earnings per average common share ...........     $   0.51     $   0.29     $   0.22      $   0.28
                                                       ========     ========     ========      ========


1995                                                  1st Quarter  2nd Quarter  3rd Quarter   4th Quarter
                                                      -----------  -----------  -----------   -----------
                                                           (In thousands, except per share amounts)

     Operating revenues ..........................     $447,985     $356,990     $420,002      $424,364
     Operating income ............................       77,069       53,925       98,225        63,135
     Income from continuing operations ...........       34,947       23,634       35,458        25,666
     Income from discontinued operations .........          349        1,274          322         1,114
     Earnings on common stock ....................       35,296       24,908       35,780        26,780

     Earnings per average common share:
     Income from continuing operations ...........     $   0.35     $   0.24     $   0.35      $   0.26
     Income from discontinued operations .........         --           0.01         0.01          0.01
                                                       --------     --------     --------      --------

     Earnings per average common share ...........     $   0.35     $   0.25     $   0.36      $   0.27
                                                       ========     ========     ========      ========

     The quarterly data reflect seasonal variations common in the utility industry.

REPORT OF MANAGEMENT

     Management is responsible for the preparation of the accompanying financial statements which have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the financial position, results of operation and cash flows of the Company are reflected fairly in the statements. The statements have been audited by the Company's independent public accountants, Arthur Andersen LLP.

     The Company maintains a system of internal controls which is designed to provide reasonable assurance, on a cost effective basis, that transactions are executed in accordance with management's authorization, the financial statements are reliable and the Company's assets are properly accounted for and safeguarded. The Company's internal auditors continually evaluate and test the system of internal controls and actions are taken when opportunities for improvement are identified. Management believes that the system of internal controls is effective.

     The Audit Committee of the Board of Directors, the members of which are directors who are not employees of the Company, meets regularly with management, the internal auditors and Arthur Andersen LLP to discuss accounting, auditing, internal control and financial reporting matters. The Company's independent public accountants are appointed annually by the Board of Directors on recommendation of the Audit Committee. The internal auditors and Arthur Andersen LLP each have full access to the Audit Committee, without management representatives present.




Stanley J. Bright
President and Chief Executive Officer




Philip G. Lindner
Senior Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MidAmerican  Energy  Holdings Company and Subsidiaries:

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Holdings Company (an Iowa corporation) and subsidiaries, as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the supplemental schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in Item 14(a)2., are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                      Arthur Andersen LLP

Chicago, Illinois
January 24, 1997

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                          YEARS ENDED DECEMBER 31
                                                                    1996           1995            1994
                                                                 ----------     ----------      ----------
OPERATING REVENUES
Electric utility..............................................   $1,099,008     $1,094,647      $1,021,660
Gas utility...................................................      536,753        459,588         492,015
                                                                 ----------     ----------      ----------
                                                                  1,635,761      1,554,235       1,513,675
                                                                 ----------     ----------      ----------
OPERATING EXPENSES
Cost of fuel, energy and capacity.............................      234,317        230,261         213,987
Cost of gas sold..............................................      345,014        279,025         326,782
Other operating expenses......................................      350,174        399,648         354,190
Maintenance...................................................       88,621         85,363         101,275
Depreciation and amortization.................................      164,592        158,950         154,229
Property and other taxes......................................       92,630         96,350          94,990
Income taxes..................................................      111,206         85,400          69,731
                                                                 ----------     ----------      ----------
                                                                  1,386,554      1,334,997       1,315,184
                                                                 ----------     ----------      ----------

OPERATING INCOME..............................................      249,207        219,238         198,491
                                                                 ----------     ----------      ----------

NON-OPERATING INCOME
Interest and dividend income..................................        1,598          1,354           1,672
Non-operating income taxes....................................       (1,721)         1,302           2,972
Other, net....................................................        2,400         (5,428)         (5,384)
                                                                 ----------     ----------      ----------
                                                                      2,277         (2,772)           (740)
                                                                 ----------     ----------      ----------
FIXED CHARGES
Interest on long-term debt....................................       79,434         80,133          73,922
Other interest expense........................................       10,842          9,396           6,639
Preferred dividends of subsidiary trust.......................          288           --              --
Allowance for borrowed funds..................................       (4,212)        (5,552)         (3,955)
                                                                 ----------     ----------      ----------
                                                                     86,352         83,977          76,606
                                                                 ----------     ----------      ----------

INCOME FROM CONTINUING OPERATIONS.............................      165,132        132,489         121,145

INCOME (LOSS) FROM DISCONTINUED OPERATIONS....................      (10,161)        (1,666)          9,595
                                                                 ----------     ----------      ----------
NET INCOME....................................................      154,971        130,823         130,740
PREFERRED DIVIDENDS...........................................       10,401          8,059          10,551
                                                                 ----------     ----------      ----------

EARNINGS ON COMMON STOCK......................................   $  144,570     $  122,764      $  120,189
                                                                 ==========     ==========      ==========



The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEARS ENDED DECEMBER 31
                                                                    1996            1995           1994
                                                                  ---------       ---------      ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.....................................................   $ 154,971       $ 130,823      $ 130,740
Adjustments to reconcile net income to net cash provided:
   Depreciation, depletion and amortization....................     185,657         175,969        173,164
   Net increase (decrease) in deferred income taxes and
     investment tax credit, net................................      (3,111)          6,835         34,090
   Amortization of other assets................................      20,541          19,630          6,595
   Loss (income) from discontinued operations..................      10,161           1,666         (9,595)
   (Gain) Loss on sale of assets and long term investments.....      (6,104)           --             --
   Other-than-temporary decline in value of investments........        --              --            2,872
   Impact of changes in working capital........................     (58,371)         (5,595)        (9,220)
   Other.......................................................      23,689           3,856          5,489
                                                                  ---------       ---------      ---------
     Net cash provided.........................................     327,433         333,184        334,135
                                                                  ---------       ---------      ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures..............................    (154,198)       (192,625)      (211,669)
Quad Cities Nuclear Power Station decommissioning trust fund...      (8,607)         (8,636)        (9,144)
Deferred energy efficiency expenditures........................     (20,390)        (35,841)       (28,174)
Nonregulated capital expenditures..............................      (2,970)           --           (1,578)
Proceeds from sale of assets and other investments.............      11,620            --             --
Investment in discontinued operations..........................      10,100         (47,968)        11,126
Other investing activities, net................................         734             203         (1,284)
                                                                  ---------       ---------      ---------
   Net cash used...............................................    (163,711)       (284,867)      (240,723)
                                                                  ---------       ---------      ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid.................................................    (131,171)       (126,887)      (125,475)
Issuance of long-term debt, net of issuance cost...............      99,500          14,604        152,792
Retirement of long-term debt, including reacquisition cost.....     (72,111)        (14,277)       (95,639)
Reacquisition of preferred shares..............................     (58,176)            (10)       (19,916)
Issuance of preferred securities, net of issuance cost.........      96,850            --             --
Issuance of common shares......................................        --            15,083         27,760
Net increase (decrease) in notes payable.......................     (23,100)         60,300        (36,300)
                                                                  ---------       ---------      ---------
   Net cash used...............................................     (88,208)        (51,187)       (96,778)
                                                                  ---------       ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........      75,514          (2,870)        (3,366)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.................       8,701          11,571         14,937
                                                                  ---------       ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......................   $  84,215       $   8,701      $  11,571
                                                                  =========       =========      ==========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized......................   $  80,881       $ 89,055       $  72,835
                                                                  =========       ========       =========
Income taxes paid..............................................   $ 103,627       $ 90,102       $  85,316
                                                                  =========       ========       =========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                                  AS OF DECEMBER 31
                                                                             1996                  1995
                                                                          ----------            ----------
ASSETS
UTILITY PLANT
Electric..........................................................        $4,013,851            $3,884,702
Gas...............................................................           723,491               695,741
                                                                          ----------            ----------
                                                                           4,737,342             4,580,443
Less accumulated depreciation and amortization....................         2,154,505             2,027,994
                                                                          ----------            ----------
                                                                           2,582,837             2,552,449
Construction work in progress.....................................            49,305               104,164
                                                                          ----------            ----------
                                                                           2,632,142             2,656,613
                                                                          ----------            ----------

POWER PURCHASE CONTRACT...........................................           190,897               212,148
                                                                          ----------            ----------

INVESTMENT IN DISCONTINUED OPERATIONS.............................              --                 288,147
                                                                          ----------            ----------

CURRENT ASSETS
Cash and cash equivalents.........................................            84,215                 8,701
Receivables, less reserves of $1,845 and $2,214, respectively.....           253,944               198,930
Inventories.......................................................            90,864                83,553
Other.............................................................             7,776                16,894
                                                                          ----------            ----------
                                                                             436,799               308,078
                                                                          ----------            ----------

INVESTMENTS.......................................................           118,344                99,326
                                                                          ----------            ----------

OTHER ASSETS......................................................           396,471               411,889
                                                                          ----------            ----------

TOTAL ASSETS......................................................        $3,774,653            $3,976,201
                                                                          ==========            ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity.......................................        $  986,825            $1,225,715
MidAmerican preferred securities, not subject to mandatory
    redemption....................................................            31,769                89,945
Preferred securities, subject to mandatory redemption:
   MidAmerican preferred securities...............................            50,000                50,000
   MidAmerican-obligated preferred securities of subsidiary trust
       holding solely MidAmerican junior subordinated debentures..           100,000                  --
Long-term debt (excluding current portion)........................         1,086,955             1,109,298
                                                                          ----------            ----------
                                                                           2,255,549             2,474,958
                                                                          ----------            ----------

CURRENT LIABILITIES
Notes Payable.....................................................           161,700               184,800
Current portion of long-term debt.................................            49,560                 1,227
Current portion of power purchase contract........................            13,718                13,029
Accounts payable..................................................           122,974               116,431
Taxes accrued.....................................................            82,338                78,993
Interest accrued..................................................            24,245                23,642
Other.............................................................            24,452                40,107
                                                                          ----------            ----------
                                                                             478,987               458,229
                                                                          ----------            ----------

OTHER LIABILITIES
Power purchase contract...........................................            97,504               112,700
Deferred income taxes.............................................           616,567               617,168
Investment tax credit.............................................            88,842                95,041
Other.............................................................           237,204               218,105
                                                                          ----------            ----------
                                                                           1,040,117             1,043,014
                                                                          ----------            ----------
TOTAL CAPITALIZATION AND LIABILITIES                                      $3,774,653            $3,976,201
                                                                          ==========            ==========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                     AS OF DECEMBER 31
                                                                                 1996                1995
                                                                          ------------------   -------------------
                                                                          (In thousands, except share amounts)
COMMON SHAREHOLDERS'EQUITY
Common shares, no par; 350,000,000 shares authorized;
    100,751,713 and 100,751,713 shares outstanding, respectively.......   $   563,579          $  801,227
Retained earnings......................................................       423,246             430,589
Valuation allowance, net of income taxes...............................          --                (6,101)
                                                                          -----------          ----------
                                                                              986,825  43.8%    1,225,715    49.5%
                                                                          ----------- ------   ----------   ------
PREFERRED SECURITIES (100,000,000 SHARES AUTHORIZED)
Cumulative shares outstanding not subject to mandatory redemption:
    $3.30 Series, 49,523 shares........................................         4,952               4,952
    $3.75 Series, 38,320 shares........................................         3,832               3,832
    $3.90 Series, 32,630 shares .......................................         3,263               3,263
    $4.20 Series, 47,369 shares........................................         4,737               4,737
    $4.35 Series, 49,950 shares........................................         4,995               4,995
    $4.40 Series, 50,000 shares........................................         5,000               5,000
    $4.80 Series, 49,898 shares........................................         4,990               4,990
    $1.7375 Series, zero and 2,400,000 shares, respectively............          --                58,176
                                                                          -----------          -----------
                                                                               31,769    1.4%      89,945     3.7%
                                                                          ----------- -------  -----------  ------
Cumulative shares outstanding; subject to mandatory redemption:
    $5.25 Series, 100,000 shares.......................................        10,000              10,000
    $7.80 Series, 400,000 shares.......................................        40,000              40,000
                                                                          -----------          ----------
                                                                               50,000     2.2%     50,000     2.0%
                                                                          ----------- -------  -----------  ------
MIDAMERICAN-OBLIGATED PREFERRED SECURITIES
MidAmerican-obligated mandatorily redeemable cumulative
     preferred securities of subsidiary trust holding solely
     MidAmerican junior subordinated debentures:
     7.98% series, 4,000,000 and zero shares, respectively............        100,000    4.4%        --       0.0%
                                                                          ----------- -------  -----------  ------

LONG-TERM DEBT
Mortgage bonds:
    5.875% Series, due 1997...........................................           --                22,000
    Adjustable Rate Series (8.8%), due 1997...........................           --                25,000
    5.05% Series, due 1998............................................         49,100              50,000
    6.25% Series, due 1998............................................         75,000              75,000
    7.875% Series, due 1999...........................................         60,000              60,000
    6% Series, due 2000...............................................         35,000              35,000
    6.75% Series, due 2000............................................         75,000              75,000
    8.15% Series, due 2001............................................           --                40,000
    7.125% Series, due 2003...........................................        100,000             100,000
    7.70% Series, due 2004............................................         60,000              60,000
    7% Series, due 2005...............................................        100,000             100,000
    7.375% Series, due 2008...........................................         75,000              75,000
    8% Series, due 2022...............................................         50,000              50,000
    7.45% Series, due 2023............................................         26,500              30,000
    8.125% Series, due 2023...........................................        100,000             100,000
    6.95% Series, due 2025............................................         21,500              50,000
Pollution control revenue obligations:
    5.15% to 5.75% Series, due periodically through 2003..............          8,424              10,984
    5.95% Series, due 2023 (secured by general mortgage bonds)........         29,030              29,030


The accompanying notes are an integral part of these statements.



                           MIDAMERICAN ENERGY COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                                      AS OF DECEMBER 31
                                                                                  1996                1995
                                                                           ------------------   ------------------
                                                                                        (In thousands)

LONG-TERM DEBT (CONTINUED)
   Variable Rate Series:
      Due 2016 and 2017 (3.5% and 5.0%, respectively).............         $   37,600           $   37,600
      Due 2023 (secured by general mortgage bonds,
         3.5% and 5.05%, respectively)............................             28,295               28,295
      Due 2023 (3.5% and 5.1%, respectively)......................              6,850                6,850
      Due 2024 (3.6% and 5.25%, respectively).....................             34,900               34,900
      Due 2025 (3.5% and 5.1%, respectively)......................             12,750               12,750

Notes:
   8.75% Series, due 2002.........................................                240                  240
   6.5% Series, due 2001..........................................            100,000                 --
   6.4% Series, due 2003 through 2007.............................              2,000                2,000
   Obligation under capital lease.................................              3,775                3,775
   Unamortized debt premium and discount, net.....................             (4,009)              (4,126)
                                                                           ----------           ----------
Total ............................................................          1,086,955   48.2%    1,109,298   44.8%
                                                                           ----------  ------   ----------  ------

TOTAL CAPITALIZATION .............................................         $2,255,549  100.0%   $2,474,958  100.0%
                                                                           ==========  ======   ==========  ======



                           MIDAMERICAN ENERGY COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                                                  YEARS ENDED DECEMBER 31
                                                                             1996           1995          1994
                                                                          ---------      ---------     ---------
                                                                          (In thousands, except per share amounts)

BEGINNING OF YEAR.................................................        $ 430,589      $ 426,683     $ 421,358
                                                                          ---------      ---------     ---------

NET INCOME........................................................          154,971        130,823       130,740
                                                                          ---------      ---------     ---------

DEDUCT (ADD):
(Gain) loss on reacquisition of preferred shares..................            1,572             (5)          312
Dividends declared on preferred shares............................            8,829          8,064        10,141
Dividends declared on common shares of $1.20, $1.18 and
  $1.17 per share, respectively...................................          120,770        118,828       114,924
Dividend of Investment in Subsidiaries............................           31,143           --            --
Other.............................................................             --               30            38
                                                                          ---------      ---------     ---------
                                                                            162,314        126,917       125,415
                                                                          ---------      ---------     ---------

END OF YEAR.......................................................        $ 423,246      $ 430,589     $ 426,683
                                                                          =========      =========     ==========


The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A)  MERGER AND FORMATION OF HOLDING COMPANY:

     MidAmerican Energy Company (MidAmerican or Company) was formed on July 1, 1995, as a result of the merger of Iowa-Illinois Gas and Electric Company (Iowa-Illinois), Midwest Resources Inc. (Resources) and its utility subsidiary, Midwest Power Systems Inc. (Midwest Power). Each outstanding share of preferred and preference stock of the predecessor companies was converted into one share of a similarly designated series of MidAmerican preferred stock, no par value. Each outstanding share of common stock of Resources and Iowa-Illinois was converted into one share and 1.47 shares, respectively, of MidAmerican common stock, no par value. The merger was accounted for as a pooling-of-interests and the financial statements included herein are presented as if the companies were merged as of the earliest period shown.

     On April 24, 1996, MidAmerican shareholders approved a proposal to form a holding company, MidAmerican Energy Holdings Company (Holdings) for MidAmerican and its subsidiaries, MidAmerican Capital Company (MidAmerican Capital) and Midwest Capital Group, Inc. (Midwest Capital). Effective December 1, 1996, each share of MidAmerican common stock was exchanged for one share of Holdings common stock. As part of the transaction, MidAmerican distributed the capital stock of MidAmerican Capital and Midwest Capital to Holdings. See Note (9) for additional information regarding the formation of the holding company.

     (B)  CONSOLIDATION POLICY AND PREPARATION OF FINANCIAL STATEMENTS:

     The accompanying Consolidated Financial Statements include the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     (C)  REGULATION:

     Refer to Note 1(c) of Holdings' Notes to Consolidated Financial Statements for information regarding the effects of regulation on the MidAmerican's accounting policy.

     (D)  REVENUE RECOGNITION:

     Refer to Note 1(d) of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's revenue recognition accounting policy.

     (E)  DEPRECIATION AND AMORTIZATION:

     Refer to Note 1(e) of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's depreciation and amortization accounting policy.

     (F)  INVESTMENTS:

     Investments include the following amounts as of December 31 (in thousands):

                                                     1996               1995
                                                   --------           -------
         Investments:
         Nuclear decommissioning trust fund..      $ 76,304          $ 64,781
         Corporate owned life insurance......        27,395            22,743
         Other...............................        14,645            11,802
                                                   --------         ---------
             Total...........................      $118,344          $ 99,326
                                                   ========          ========

     Investments held by the nuclear decommissioning trust fund for the Quad Cities units are classified as available-for-sale and are reported at fair value with net unrealized gains and losses reported as adjustments to the accumulated provision for nuclear decommissioning.

     (G)  CONSOLIDATED STATEMENTS OF CASH FLOWS:

     The Company considers all cash and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statements of Cash Flows.

     Net cash provided (used) from changes in working capital, net of effects from discontinued operations and exchange of assets was as follows (in thousands):

                                         1996         1995         1994
                                       --------     --------     --------

         Receivables.................. $(55,014)    $(19,044)    $ 19,111
         Inventories..................   (7,311)       5,777        9,957
         Other current assets ........    9,118       (4,358)       5,536
         Accounts payable.............    6,543       21,475      (19,452)
         Taxes accrued................    3,345       (8,586)     (20,547)
         Interest accrued.............      603         (289)         217
         Other current liabilities....  (15,655)        (570)      (4,042)
                                       --------     --------     --------
            Total..................... $(58,371)    $ (5,595)    $ (9,220)
                                       ========     ========     ========

     MidAmerican distributed the capital stock of MidAmerican Capital and Midwest Capital to Holdings. See Note (9) for additional information.

     (H)  ACCOUNTING FOR LONG-TERM POWER PURCHASE CONTRACT:

     Refer to Note 1(h) of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's accounting for the Cooper Nuclear Station (Cooper) long-term power purchase contract.

     (I)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121:

     Refer to Note 1(I) of Holdings' Notes to Consolidated Financial Statements for information regarding the adoption of Statement of Financial Accounting Standards No. 121.

(2)  LONG-TERM DEBT:

     The Company's sinking fund requirements and maturities of long-term debt for 1997 through 2001 are $50 million, $126 million, $61 million, $111 million and $101 million, respectively.

     The interest rate on the Company's Adjustable Rate Series Mortgage Bonds is reset every two years at 160 basis points over the average yield to maturity of 10-year Treasury securities. The rate was reset in 1995.

     The Company's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. The Company, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 1996 and 1995. The Company maintains dedicated revolving credit facility agreements or renewable lines of credit to provide liquidity for holders of these issues.

     Substantially all the former Iowa-Illinois utility property and franchises, and substantially all of the former Midwest Power electric utility property in Iowa, or approximately 82% of gross utility property, is pledged to secure mortgage bonds.

(3)  JOINTLY OWNED UTILITY PLANT:

     Refer to Note 3 of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's jointly owned utility plant.

(4)  COMMITMENTS AND CONTINGENCIES:

     (A)  CAPITAL EXPENDITURES:

     Utility construction expenditures for 1997 are estimated to be $200 million, including $10 million for Quad Cities nuclear fuel and $9 million for Cooper capital improvements.

     (B)  ENVIRONMENTAL MATTERS:

     Refer to Note 4(b) of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's Environmental Matters.

     (C)  LONG-TERM POWER PURCHASE CONTRACT:

     Refer to Note 4(c) of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's commitment under the Cooper long-term power purchase contract.

     (D) DECOMMISSIONING COSTS:

     Refer to Note 4(d) of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's commitment for decommissioning of nuclear facilities.

     (E)  NUCLEAR INSURANCE:

     Refer to Note 4(e) of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's nuclear insurance coverage and the potential assessments under such coverage.

     (F)  COAL AND NATURAL GAS CONTRACT COMMITMENTS:

     Refer to Note 4(f) of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's commitment under various coal and natural gas supply and transportation contracts.

(5)  COMMON SHAREHOLDERS' EQUITY:

     Common shares outstanding changed during the years ended December 31 as shown in the table below (in thousands):

                                          1996                 1995                  1994
                                  ------------------   -------------------   -------------------
                                   Amount     Shares    Amount      Shares    Amount      Shares

Balance, beginning of year....... $801,227   100,752   $786,420     99,687   $759,120     97,782

Changes due to:
Issuance of common shares........     --        --       15,083      1,065     27,760      1,911
Accrued stock options............      623      --         --         --         --         --
Capital stock expense  ..........     (391)     --         (276)      --         (377)      --
Distribution of investment in
    subsidiaries to Holdings..... (237,880)     --         --         --         --         --
Other............................     --        --         --         --          (83)        (6)
                                  --------   -------   --------    -------   --------     ------
Balance, end of year............. $563,579   100,752   $801,227    100,752   $786,420     99,687
                                  ========   =======   ========    =======   ========     ======

(6)  RETIREMENT PLANS:

     MidAmerican Energy has noncontributory defined benefit pension plans covering employees of MidAmerican and its affiliates, MidAmerican Capital and Midwest Capital. No detailed segregation of the data is available by subsidiary. Employees of MidAmerican represent approximately 95% of the payroll covered under these plans. Refer to Note 6 of Holdings' Notes to Consolidated Financial Statements for detailed information regarding net periodic pension cost and a schedule reconciling the funded status of the plan with the amount recorded on the consolidated financial statements of Holdings. MidAmerican's net periodic pension costs under the plans for its continuing operations the was $7.0 million, $11.4 million and $7.7 million for 1996, 1995 and 1994, respectively.

     MidAmerican provides certain health care and life insurance benefits for retired employees of MidAmerican and its affiliates, MidAmerican Capital and Midwest Capital. No detailed segregation of the data is available by subsidiary. Employees of MidAmerican represent approximately 99% of the participants covered under these plans. Refer to Note 6 of Holdings' Notes to Consolidated Financial Statements for detailed information regarding net periodic postretirement benefit cost and a schedule reconciling the funded status of the plan with the amount recorded on the consolidated financial statements of Holdings. MidAmerican Energy's net periodic postretirement benefit costs under the plans for its continuing operations the was $18.7 million, $21.1 million and $7.2 million for 1996, 1995 and 1994, respectively.

(7)  SHORT-TERM BORROWING:

     Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):


                                                            1996         1995         1994
                                                          --------     --------     --------

Balance at year-end   ................................... $161,700     $184,800     $124,500
Weighted average interest rate
  on year-end balance....................................     5.4%         5.7%         6.1%
Average daily amount outstanding
  during the year........................................ $151,162     $114,036     $105,728
Weighted average interest rate
    on average daily amount outstanding during the year..     5.5%         6.0%        4.4 %

     MidAmerican has authority from FERC to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of December 31, 1996, MidAmerican had a $250 million revolving credit facility agreement and a $10 million line of credit. MidAmerican's commercial paper borrowings are supported by the revolving credit facility and the line of credit.

(8)  RATE MATTERS:

     Refer to Note 8 of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's rate matters.

(9)  DISCONTINUED OPERATIONS:

     On April 24, 1996, MidAmerican shareholders approved a proposal to form Holdings as a holding company for MidAmerican and its subsidiaries. Effective December 1, 1996, each share of MidAmerican common stock was exchanged for one share of Holdings common stock. As part of the transaction, MidAmerican distributed the capital stock of MidAmerican Capital and Midwest Capital to Holdings. The subsidiaries that were distributed to Holdings have been reflected as discontinued operations.

     In the third quarter of 1996 MidAmerican received a final settlement from the sale of a coal mining subsidiary which was reflected as a discontinued operation by a predecessor company in 1982. The final settlement, which resulted in an after-tax loss of $3.3 million, includes the reacquisition of preferred equity by the buyer and the settlement of reclamation reserves. Proceeds received from the settlement were $15 million.

     Net assets of the discontinued operations are separately presented on the Consolidated Balance Sheets as Investment in Discontinued Operations. Revenues from discontinued activities, as well as the results of discontinued operations for the years ended December 31 are as follows (in thousands):

                                                 1996       1995       1994
                                               --------   --------   --------

OPERATING REVENUES..........................   $215,631   $176,743   $247,193
                                               ========   ========   ========

INCOME (LOSS) FROM OPERATIONS
   Income (loss) before income taxes........   $ 12,588   $(17,317)  $ (3,534)
   Income tax benefit (expense).............    (19,457)    15,651     13,129
                                               --------   --------   --------
   Income (loss) from Operations............   $ (6,869)  $ (1,666)  $  9,595
                                               ========   ========   ========

LOSS ON DISPOSAL
   Loss before income taxes.................   $ (5,579)  $   --     $   --
   Income tax benefit ......................      2,287       --         --
                                               --------   --------   --------
   Loss on Disposal.........................   $ (3,292)  $   --     $   --
                                               =========  ========   ========

(10)  CONCENTRATION OF CREDIT RISK:

     MidAmerican's electric utility operations serve 550,000 customers in Iowa, 84,000 customers in western Illinois and 3,000 customers in southeastern South Dakota. MidAmerican's gas utility operations serve 480,000 customers in Iowa, 65,000 customers in western Illinois, 61,000 customers in southeastern South Dakota and 4,000 customers in northeastern Nebraska. The largest communities served by MidAmerican are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South Dakota. MidAmerican's utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 1996, billed receivables from the MidAmerican's utility customers totalled $146 million.

(11)  PREFERRED SHARES:

     Refer to Note 11 of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's preferred shares.

(12)  SEGMENT INFORMATION:

     Information related to segments of the MidAmerican's business is as follows for the years ended December 31 (in thousands):

                                                     1996           1995           1994
                                                  -----------    -----------    -----------
UTILITY
    Electric-
        Operating revenues ....................   $ 1,099,008    $ 1,094,647    $ 1,021,660
        Cost of fuel, energy and capacity .....       234,317        230,261        213,987
        Depreciation and amortization expense .       140,939        136,324        132,886
        Other operating expenses ..............       424,594        459,344        438,811
        Income taxes ..........................        92,365         76,955         63,428
                                                  -----------    -----------    -----------
        Operating income ......................   $   206,793    $   191,763    $   172,548
                                                  ===========    ===========    ===========

    Gas-
        Operating revenues ....................   $   536,753    $   459,588    $   492,015
        Cost of gas sold ......................       345,014        279,025        326,782
        Depreciation and amortization expense .        23,653         22,626         21,343
        Other operating expenses ..............       106,831        122,017        111,644
        Income taxes ..........................        18,841          8,445          6,303
                                                  -----------    -----------    -----------
        Operating income ......................   $    42,414    $    27,475    $    25,943
                                                  ===========    ===========    ===========

    Operating income ..........................   $   249,207    $   219,238    $   198,491
    Other income (expense) ....................         3,998         (4,074)        (3,712)
    Income taxes - other (benefit) ............         1,721         (1,302)        (2,972)
    Fixed charges .............................        86,352         83,977         76,606
                                                  -----------    -----------    -----------
    Income from continuing operations .........   $   165,132    $   132,489    $   121,145
                                                  ===========    ===========    ===========

    Capital Expenditures-
        Electric ..............................   $   116,243    $   135,344    $   164,870
        Gas ...................................        37,955         57,281         46,799

ASSET INFORMATION
    Identifiable assets-
        Electric (a) ..........................   $ 2,955,881    $ 2,950,285    $ 2,917,444
        Gas (a) ...............................       692,993        699,702        684,004
        Used in overall utility operations ....       125,779         38,067         45,950
    Investment in discontinued operations .....          --          288,147        232,449
                                                  -----------    -----------    -----------
    Total assets ..............................   $ 3,774,653    $ 3,976,201    $ 3,879,847
                                                  ===========    ===========    ===========

(a) Utility plant less accumulated provision for depreciation, receivables, inventories, nuclear decommissioning trust fund and regulatory assets.

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments. Tariffs for MidAmerican's utility services are established based on historical cost ratemaking. Therefore, the impact of any realized gains or losses related to financial instruments applicable to MidAmerican's utility operations is dependent on the treatment authorized under future ratemaking proceedings.

     Cash and cash equivalents - The carrying amount approximates fair value due to the short maturity of these instruments.

     Quad-Cities nuclear decommissioning trust fund - Fair value is based on quoted market prices of the investments held by the fund.

     Notes payable - Fair value is estimated to be the carrying amount due to the short maturity of these issues.

     Preferred shares - Fair value of preferred shares with mandatory redemption provisions is estimated based on the quoted market prices for similar issues.

     Long-term debt - Fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates available to MidAmerican for debt of the same remaining maturities. The following table presents the carrying amount and estimated fair value of certain financial instruments as of December 31 (in thousands):

                                                               1996                      1995
                                                      -----------------------   -----------------------
                                                      Carrying      Fair        Carrying        Fair
                                                       Amount       Value        Amount         Value
                                                     ----------   ----------   ----------   -----------
Financial Instruments Issued by MidAmerican:
   MidAmerican preferred securities; subject
      to mandatory redemption....................    $   50,000   $   52,920   $   50,000   $   52,800
   MidAmerican-obligated preferred securities;
      subject to mandatory redemption............    $  100,000   $  100,000   $     --     $     --
   Long-term debt, including current portion.....    $1,136,515   $1,177,792   $1,110,525   $1,158,900


     The amortized cost, gross unrealized gain and losses and estimated fair value of investments held in the Quad Cities nuclear decommissioning trust fund at December 31 are as follows (in thousands):

                                                                          1996
                                                     ---------------------------------------------
                                                     Amortized   Unrealized   Unrealized    Fair
                                                       Cost        Gains        Losses      Value
                                                     ---------   ----------   ----------  --------
         Available-for-sale:
           Municipal bonds......................     $ 41,800     $ 3,041     $  (356)    $ 44,485
           U.S. Government Securities...........       26,814         137        (157)      26,794
           Cash equivalents.....................        5,025         --         --          5,025
                                                     --------     -------     -------     --------
                                                     $ 73,639     $ 3,178     $  (513)    $ 76,304
                                                     ========     =======     =======     ========


                                                                          1995
                                                     ----------------------------------------------
                                                     Amortized   Unrealized   Unrealized     Fair
                                                       Cost        Gains        Losses       Value
                                                     ---------   ----------   ----------   --------
         Available-for-sale:
           Municipal Bonds......................     $ 38,098     $ 3,228     $  (210)    $ 41,116
           U.S. Government Securities...........        4,908        --          --          4,908
           Cash equivalents.....................       18,402         355        --         18,757
                                                     --------     -------     -------     --------
                                                     $ 61,408     $ 3,583     $  (210)    $ 64,781
                                                     ========     =======     =======     ========

     At December 31, 1996, the debt securities held in the Quad Cities nuclear decommissioning trust fund had the following maturities (in thousands):

                                         Available for Sale
                                        --------------------
                                        Amortized      Fair
                                          Cost         Value
                                        ---------     -------
         Within 1 year...............    $ 1,361      $ 1,313
         1 through 5 years...........     23,847       23,765
         5 through 10 years..........     28,564       30,100
         Over 10 years...............     14,842       16,101

     The proceeds and the gross realized gains and losses on the disposition of investments held in the Quad Cities nuclear decommissioning trust fund for the years ended December 31, are as follows (in thousands):

                                           1996         1995         1994
                                          ------       -------      ------

         Proceeds from sales.........     $4,106       $21,266      $2,214
         Gross realized gains........         92           165           2
         Gross realized losses.......        (17)         (448)        (85)

(14)  INCOME TAX EXPENSE:

     Income tax expense from continuing operations includes the following for the years ended December 31 (in thousands):

                                           1996          1995         1994
                                         -------       -------      -------
         Income taxes
           Current
              Federal................   $ 92,240       $60,312      $25,701
              State..................     23,798        16,950        5,870
                                         -------       -------      -------
                                         116,038        77,262       31,571
           Deferred
              Federal................      2,504        11,571       33,378
              State..................        583         1,094        7,668
                                        --------       -------      -------
                                           3,087        12,665       41,046
         Investment tax credit, net..     (6,198)       (5,829)      (5,858)
                                        --------       -------      -------
         Total income tax expense....   $112,927       $84,098      $66,759
                                        ========       =======      =======

     Included in Deferred Income Taxes in the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                            1996        1995
                                                          ---------   --------
     Deferred tax assets
       Related to:
       Investment tax credits........................     $ 61,349    $ 63,374
       Pensions......................................       17,648      17,938
       Nuclear reserves and decommissioning..........        8,233       8,367
       Other.........................................        5,839       7,322
                                                          --------    --------
          Total......................................     $ 93,069    $ 97,001
                                                          ========    ========

                                                            1996        1995
                                                          --------    --------
     Deferred tax liabilities
       Related to:
       Depreciable property..........................     $422,770    $421,363
       Income taxes recoverable through future rates.      201,998     207,631
       Energy efficiency.............................       44,733      28,616
       Reacquired debt...............................       14,265      17,595
       FERC Order 636................................        9,023      16,073
       Other.........................................       16,847      22,891
                                                          --------    --------
          Total......................................     $709,636    $714,169
                                                          ========    ========

     The following table is a reconciliation between the effective income tax rate, before preferred stock dividends of subsidiary, indicated by the Consolidated Statements of Income and the statutory federal income tax rate for the years ended December 31:

                                                       1996     1995     1994
                                                       -----    ----     ----

     Effective federal and state income tax rate.....   41%      39%      36%
     Amortization of investment tax credit...........    2        3        3
     Resolution of prior year tax issue..............   --       --        2
     State income tax, net of federal income
       tax benefit...................................   (6)      (5)      (4)
     Other...........................................   (2)      (2)      (2)
                                                       ----     ----     ----
     Statutory federal income tax rate...............   35%      35%      35%
                                                       ====     ====     ====

(15)  INVENTORIES:

     Inventories include the following amounts as of December 31 (in thousands):

                                                   1996      1995
                                                  -------   -------

     Materials and supplies, at average cost..    $32,222   $26,586
     Coal stocks, at average cost.............     32,293    32,163
     Gas in storage, at LIFO cost.............     23,915    21,883
     Fuel oil, at average cost................      1,264     1,523
     Other....................................      1,170     1,398
                                                  -------   -------
     Total....................................    $90,864   $83,553
                                                  =======   =======

     At December 31, 1996 prices, the current cost of gas in storage was $61.3 million.

(16)  OTHER INFORMATION:

     The Company  completed a  merger-related  restructuring  plan during  1995.
Other operating expenses in the Consolidated Statements of Income for 1995 includes $31.9 million related to the restructuring plan.

     Non-Operating - Other, Net, as shown on the Consolidated Statements of Income includes the following for the years ended December 31 (in thousands):

                                                   1996      1995      1994
                                                  -------   -------   -------

     IES merger costs.........................    $(8,689)  $         $    -
     Energy efficiency carrying charges.......      3,225     3,092     1,681
     Gain on sale of cushion gas..............      3,182      --        --
     Incentive gas procurement plan award.....      2,677      --        --
     Agency gas sales, net....................      1,840       228        (2)
     Donations................................     (1,271)   (1,612)   (1,336)
     Gain on reacquisition of long-term debt..      1,105      --        --
     MidAmerican merger costs.................       --      (4,624)   (4,279)
     Allowance for equity funds used
       during construction....................       --         481       452
     Other....................................        331    (2,993)   (1,900)
                                                  -------   -------   -------
           Total..............................    $ 2,400   $(5,428)  $(5,384)
                                                  =======   =======   =======


(17) MIDAMERICAN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF MIDAMERICAN ENERGY FINANCING I:

     Refer to Note 17 of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican-Obligated Mandatorily Redeemable Preferred Securities Of MidAmerican Energy Financing I.

(18)  AFFILIATED COMPANY TRANSACTIONS:

     The companies identified as affiliates are wholly owned subsidiaries of Holdings. The basis for these charges is provided for in service agreements between MidAmerican and its affiliates. In the opinion of management, the expenses between entities are fair and reasonable.

     MidAmerican incurred charges for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense and general and administrative expenses; including treasury, legal, shareholder relations and accounting functions, on behalf of MidAmerican Capital and Midwest Capital. Such charges were $9.3 million, $4.6 million and $3.4 million for 1996, 1995 and 1994, respectively.

     MidAmerican leases office facilities and other properties from affiliates. Total lease payments were approximately $0.3 million, $0.6 million and $0.6 million for 1996, 1995 and 1994, respectively.

     MidAmerican leases unit trains from an affiliate for the transportation of coal to MidAmerican's generating stations. Unit train costs, including maintenance, were approximately $3.0 million, $3.0 million and $2.9 million for 1996, 1995 and 1994, respectively.

     MidAmerican purchased natural gas from an affiliate. MidAmerican's costs of gas related to these transactions was $0.2 million, $0.3 million and $1.9 million for 1996, 1995 and 1994, respectively.

(19)  UNAUDITED QUARTERLY OPERATING RESULTS:

1996                                                1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                                    -----------  -----------  -----------  -----------
                                                                       (In thousands)

Operating revenues ................................   $458,260     $352,198    $ 384,071   $ 441,232
Operating income ..................................     69,361       47,058       70,100      62,688
Income from continuing operations .................     47,419       26,846       43,658      47,209
Income (loss) from discontinued operations ........      6,105        4,333      (19,015)     (1,584)
Earnings on common stock ..........................     51,047       28,995       22,556      41,972


1995                                                1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                                    -----------  -----------  -----------  ---------
                                                                       (In thousands)
Operating revenues ................................   $418,583     $338,607    $ 403,235   $ 393,810
Operating income ..................................     56,563       44,517       70,572      47,586
Income from continuing operations .................     36,532       21,880       46,078      27,999
Income from discontinued operations ...............      1,045        5,310       (8,621)        600
Earnings on common stock ..........................     35,296       24,908       35,780      26,780

The quarterly data reflect seasonal variations common in the utility industry.

REPORT OF MANAGEMENT

     Management is responsible for the preparation of the accompanying financial statements which have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the financial position, results of operation and cash flows of MidAmerican are reflected fairly in the statements. The statements have been audited by MidAmerican's independent public accountants, Arthur Andersen LLP.

     MidAmerican maintains a system of internal controls which is designed to provide reasonable assurance, on a cost effective basis, that transactions are executed in accordance with management's authorization, the financial statements are reliable and MidAmerican's assets are properly accounted for and safeguarded. MidAmerican's internal auditors continually evaluate and test the system of internal controls and actions are taken when opportunities for improvement are identified. Management believes that the system of internal controls is effective.

     The MidAmerican Energy Holdings Company Board of Directors, through its Audit Committee comprised entirely of outside directors, meets regularly with management, the internal auditors and Arthur Andersen LLP to discuss accounting, auditing, internal control and financial reporting matters. MidAmerican's independent public accountants are appointed annually by the Board of Directors on recommendation of the Audit Committee. The internal auditors and Arthur Andersen LLP each have full access to the Audit Committee, without management representatives present.



Stanley J. Bright
President and Chief Executive Officer




Philip G. Lindner
Senior Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MidAmerican Energy Company and Subsidiaries:

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of MidAmerican Energy Company (an Iowa corporation) and subsidiaries, as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the supplemental schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MidAmerican Energy Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in Item 14(a)2., are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                      Arthur Andersen LLP

Chicago, Illinois
January 24, 1997

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                    UNAUDITED FIVE-YEAR FINANCIAL STATISTICS

                                                              1996         1995         1994         1993        1992
                                                           ---------    ---------    ---------    ---------   ---------
Earnings per average common share --
Continuing operations:
  Utility operations ...................................   $    1.54    $    1.24    $    1.12    $    1.29   $    0.82
  Nonregulated activities ..............................       (0.11)       (0.05)        0.13         0.09       (0.03)
Discontinued operations ................................       (0.13)        0.03        (0.03)        0.01        0.05
                                                           ---------    ---------    ---------    ---------   ---------
Earnings per average common share ......................   $    1.30    $    1.22    $    1.22    $    1.39   $    0.84
                                                           =========    =========    =========    =========   =========

Average shares of common stock
  outstanding (in thousands) ...........................     100,752      100,401       98,531       97,762      95,430
Return on average common equity (%) ....................        10.6         10.1         10.1         11.6         7.1
Cash dividends declared per common share ...............   $    1.20    $    1.18    $    1.17    $    1.17   $    1.28
Common dividend payout ratio (%) .......................          92           97           96           84         152

Ratio of earnings to fixed charges --
  Holdings .............................................         3.3          2.8          2.8          2.8         1.9
  MidAmerican...........................................         4.1          3.4          3.3          3.4         2.3
Ratio of earnings to fixed charges and Cooper
  Nuclear Station debt service --
  Holdings..............................................         3.1          2.7          2.7          2.8         1.8
  MidAmerican ..........................................         4.0          3.3          3.2          3.3         2.2
Quarterly earnings per average common share
  outstanding --
  1st quarter ..........................................   $    0.51    $    0.35    $    0.45    $    0.44   $    0.28
  2nd quarter ..........................................        0.29         0.25         0.22         0.22        0.13
  3rd quarter ..........................................        0.22         0.36         0.36         0.52        0.26
  4th quarter ..........................................        0.28         0.27         0.19         0.20        0.17

Total assets (in millions) .............................   $   4,559    $   4,470    $   4,389    $   4,352   $   4,103

Capitalization (in millions) --
  Common shareholders' equity ..........................   $   1,240    $   1,226    $   1,204    $   1,181   $   1,160
  Preferred shares, not subject to mandatory redemption           32           90           90          110          74
  Preferred shares, subject to mandatory redemption ....         150           50           50           50          49
  Long-term debt (excluding current portion) ...........       1,395        1,403        1,398        1,341       1,369

Capitalization ratios % --
  Common shareholders' equity ..........................        44.0         44.3         43.9         44.0        43.8
  Preferred shares, not subject to mandatory redemption          1.1          3.2          3.3          4.1         2.8
  Preferred shares, subject to mandatory redemption ....         5.4          1.8          1.8          1.9         1.8
  Long-term debt (excluding current portion) ...........        49.5         50.7         51.0         50.0        51.6

Book value per common share at year-end ................   $   12.31    $   12.17    $   12.08    $   12.07   $   11.86
Utility construction expenditures (in thousands) .......   $ 154,198    $ 190,771    $ 211,669    $ 215,081   $ 188,344
Net cash from utility operations less
  dividends as a % of construction .....................         127          108           99           86          85

Number of fulltime employees --
  Utility ..............................................       3,370        3,331        4,077        4,196       4,305
  Nonregulated .........................................         236          271          274          347         200


                       MIDAMERICAN ENERGY HOLDINGS COMPANY
              UNAUDITED FIVE-YEAR CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        YEARS ENDED DECEMBER 31
                                                    1996           1995           1994           1993           1992
                                                -----------    -----------    -----------    -----------    -----------
OPERATING REVENUES
Electric utility ............................   $ 1,099,008    $ 1,094,647    $ 1,021,660    $ 1,002,970    $   936,027
Gas utility .................................       536,753        459,588        492,015        538,989        484,687
Nonregulated ................................       236,851         95,106        117,550         85,997         41,866
                                                -----------    -----------    -----------    -----------    -----------
                                                  1,872,612      1,649,341      1,631,225      1,627,956      1,462,580
                                                -----------    -----------    -----------    -----------    -----------

OPERATING EXPENSES
Utility:
Cost of fuel, energy and capacity ...........       234,317        230,261        213,987        217,385        211,924
Cost of gas sold ............................       345,014        279,025        326,782        366,049        326,097
Other operating expenses ....................       350,174        399,648        354,190        340,720        329,911
Maintenance .................................        88,621         85,363        101,275        101,601         93,769
Depreciation and amortization ...............       164,592        158,950        154,229        150,822        144,646
Property and other taxes ....................        92,630         96,350         94,990         93,238         97,479
                                                -----------    -----------    -----------    -----------    -----------
                                                  1,275,348      1,249,597      1,245,453      1,269,815      1,203,826
                                                -----------    -----------    -----------    -----------    -----------
Nonregulated:
Cost of sales ...............................       218,256         70,209         84,515         57,907         14,411
Other .......................................        35,370         37,181         36,765         32,296         33,184
                                                -----------    -----------    -----------    -----------    -----------
                                                    253,626        107,390        121,280         90,203         47,595
                                                -----------    -----------    -----------    -----------    -----------
Total operating expenses ....................     1,528,974      1,356,987      1,366,733      1,360,018      1,251,421
                                                -----------    -----------    -----------    -----------    -----------

OPERATING INCOME ............................       343,638        292,354        264,492        267,938        211,159
                                                -----------    -----------    -----------    -----------    -----------

NON-OPERATING INCOME
Interest income .............................         4,012          4,485          4,334          5,805          4,457
Dividend income .............................        16,985         16,954         17,087         17,601         17,353
Realized gains and losses on securities, net          1,895            688          7,635          7,915          4,233
Other, net ..................................        (4,020)       (10,467)         4,316         20,842        (10,387)
                                                -----------    -----------    -----------    -----------    -----------
                                                     18,872         11,660         33,372         52,163         15,656
                                                -----------    -----------    -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt ..................       102,909        105,550        101,267        107,044        114,732
Other interest expense ......................        10,941          9,449          6,446          5,066          5,899
Allowance for borrowed funds ................        (4,212)        (5,552)        (3,955)        (2,186)        (2,162)
Preferred dividends of subsidiaries .........        10,689          8,059         10,551          8,367          8,735
                                                -----------    -----------    -----------    -----------    -----------
                                                    120,327        117,506        114,309        118,291        127,204
                                                -----------    -----------    -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME     242,183        186,508        183,555        201,810         99,611
INCOME TAXES ................................        98,422         66,803         60,457         67,485         24,566
                                                -----------    -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS ...........       143,761        119,705        123,098        134,325         75,045

INCOME (LOSS) FROM DISCONTINUED OPERATIONS ..       (12,715)         3,059         (2,909)         1,159          5,099
                                                -----------    -----------    -----------    -----------    -----------

NET INCOME ..................................   $   131,046    $   122,764    $   120,189    $   135,484    $    80,144
                                                ===========    ===========    ===========    ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING ...........       100,752        100,401         98,531         97,762         95,430

EARNINGS PER COMMON SHARE
Continuing operations .......................   $      1.43    $      1.19    $      1.25    $      1.38    $      0.79
Discontinued operations .....................         (0.13)          0.03          (0.03)          0.01           0.05
                                                -----------    -----------    -----------    -----------    -----------
Earnings per average common share ...........   $      1.30    $      1.22    $      1.22    $      1.39    $      0.84
                                                ===========    ===========    ===========    ===========    ===========

DIVIDENDS DECLARED PER SHARE ................   $      1.20    $      1.18    $      1.17    $      1.17    $      1.28
                                                ===========    ===========    ===========    ===========    ===========



                                      -95-

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                 UNAUDITED FIVE-YEAR CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       AS OF  DECEMBER 31
                                                                  1996          1995          1994          1993          1992
                                                               -----------   -----------   -----------   -----------   -----------
ASSETS
UTILITY PLANT
Electric ...................................................   $ 4,010,847   $ 3,881,699   $ 3,765,004   $ 3,642,415   $ 3,534,703
Gas ........................................................       723,491       695,741       663,792       639,276       628,856
                                                               -----------   -----------   -----------   -----------   -----------
                                                                 4,734,338     4,577,440     4,428,796     4,281,691     4,163,559
Less accumulated depreciation and amortization .............     2,153,058     2,027,055     1,885,870     1,801,668     1,680,033
                                                               -----------   -----------   -----------   -----------   -----------
                                                                 2,581,280     2,550,385     2,542,926     2,480,023     2,483,526
Construction work in progress ..............................        49,305       104,164       101,252       111,726        67,664
                                                               -----------   -----------   -----------   -----------   -----------
                                                                 2,630,585     2,654,549     2,644,178     2,591,749     2,551,190
                                                               -----------   -----------   -----------   -----------   -----------

POWER PURCHASE CONTRACT ....................................       190,897       212,148       221,998       248,643       243,146
                                                               -----------   -----------   -----------   -----------   -----------

INVESTMENT IN DISCONTINUED OPERATIONS ......................       196,356       177,300       186,246       168,907       118,163
                                                               -----------   -----------   -----------   -----------   -----------

CURRENT ASSETS
Cash and cash equivalents ..................................        97,749        32,915        28,651        20,657        23,723
Receivables less reserves...................................       312,930       228,128       196,814       216,157       218,258
Inventories ................................................        90,864        85,235        92,248       100,675        98,608
Other ......................................................        11,696        18,428        14,288        21,195        24,811
                                                               -----------   -----------   -----------   -----------  ------------
                                                                   513,239       364,706       332,001       358,684       365,400
                                                               -----------   -----------   -----------   -----------   -----------

INVESTMENTS ................................................       628,791       646,456       595,510       614,153       635,315
                                                               -----------   -----------   -----------   -----------   -----------

OTHER ASSETS ...............................................       399,415       414,938       408,961       369,937       190,206
                                                               -----------   -----------   -----------   -----------   -----------

TOTAL ASSETS ...............................................   $ 4,559,283   $ 4,470,097   $ 4,388,894   $ 4,352,073   $ 4,103,420
                                                               ===========   ===========   ===========   ===========   ===========


CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity ................................   $ 1,239,946   $ 1,225,715   $ 1,204,112   $ 1,180,510   $ 1,159,676
Preferred shares, not subject to mandatory redemption ......        31,769        89,945        89,955       109,871        74,242
Preferred shares, subject to mandatory redemption ..........       150,000        50,000        50,000        50,000        48,625
Long-term debt (excluding current portion) .................     1,395,103     1,403,322     1,398,255     1,341,003     1,368,784
                                                               -----------   -----------   -----------   -----------   -----------
                                                                 2,816,818     2,768,982     2,742,322     2,681,384     2,651,327
                                                               -----------   -----------   -----------   -----------   -----------

CURRENT LIABILITIES
Notes payable ..............................................       161,990       184,800       124,500       173,035       120,244
Current portion of long-term debt...........................        79,598        65,295        72,872        66,371        32,952
Current portion of power purchase contract .................        13,718        13,029        12,080        10,830         8,065
Accounts payable ...........................................       169,806       122,055       106,152       123,618       112,198
Taxes accrued ..............................................        82,254        81,898        91,653       110,923       101,585
Interest accrued ...........................................        28,513        30,635        30,659        31,021        31,395
Other ......................................................        30,229        46,267        44,974        49,470        53,050
                                                               -----------   -----------   -----------   -----------   -----------
                                                                   566,108       543,979       482,890       565,268       459,489
                                                               -----------   -----------   -----------   -----------   -----------

OTHER LIABILITIES
Power purchase contract ....................................        97,504       112,700       125,729       140,655       138,085
Deferred income taxes ......................................       752,336       724,587       712,307       659,753       589,626
Investment tax credit ......................................        88,842        95,041       100,871       106,729       113,846
Other ......................................................       237,675       224,808       224,775       198,284       151,047
                                                               -----------   -----------   -----------   -----------   -----------
                                                                 1,176,357     1,157,136     1,163,682     1,105,421       992,604
                                                               -----------   -----------   -----------   -----------   -----------

TOTAL CAPITALIZATION AND LIABILITIES .......................   $ 4,559,283   $ 4,470,097   $ 4,388,894   $ 4,352,073   $ 4,103,420
                                                               ===========   ===========   ===========   ===========   ===========

                      MIDAMERICAN ENERGY HOLDINGS COMPANY
                 UNAUDITED UTILITY FIVE-YEAR ELECTRIC STATISTICS

FOR THE YEARS ENDED DECEMBER 31                    1996          1995          1994           1993           1992
                                                -----------   -----------   -----------    -----------    -----------

REVENUES (in thousands)
Residential .................................   $   415,954   $   434,105   $   400,346    $   386,047    $   343,842
Small general service .......................       237,466       252,427       253,703        242,205        236,292
Large general service .......................       241,172       219,075       204,481        193,616        199,256
Other sales .................................        60,476        60,160        57,731         56,198         30,878
Sales for resale ............................       121,452       105,472        84,260        104,461        106,982
                                                -----------   -----------   -----------    -----------    -----------
Total from electric sales ...................     1,076,520     1,071,239     1,000,521        982,527        917,250
Other electric revenue ......................        22,488        23,408        21,139         20,443         18,777
                                                -----------   -----------   -----------    -----------    -----------
Total .......................................   $ 1,099,008   $ 1,094,647   $ 1,021,660    $ 1,002,970    $   936,027
                                                ===========   ===========   ===========    ===========    ===========

KWH SALES (in thousands)
Residential .................................     4,652,031     4,767,608     4,500,265      4,475,883      4,098,567
Small general service .......................     3,565,459     3,920,792     4,062,993      3,937,360      3,885,898
Large general service .......................     6,067,325     5,351,933     5,091,685      4,851,493      4,993,213
Other .......................................       988,022       957,463       938,620        930,117        470,444
Sales for resale ............................     6,727,326     5,509,161     3,605,092      5,566,208      6,386,957
                                                -----------   -----------   -----------    -----------    -----------
Total .......................................    22,000,163    20,506,957    18,198,655     19,761,061     19,835,079
                                                ===========   ===========   ===========    ===========    ===========

REVENUES AS A % OF TOTAL
Residential .................................          38.6          40.5          40.0           39.3           37.5
Small general service .......................          22.1          23.6          25.4           24.7           25.7
Large general service .......................          22.4          20.5          20.4           19.7           21.7
Other .......................................           5.6           5.6           5.8            5.7            3.4
Sales for resale ............................          11.3           9.8           8.4           10.6           11.7
                                                -----------   -----------   -----------    -----------    -----------
Total .......................................         100.0         100.0         100.0          100.0          100.0
                                                ===========   ===========   ===========    ===========    ===========
SALES AS A % OF TOTAL
Residential .................................          21.1          23.2          24.7           22.7           20.6
Small general service .......................          16.2          19.1          22.3           19.9           19.6
Large general service .......................          27.6          26.1          28.0           24.5           25.2
Other .......................................           4.5           4.7           5.2            4.7            2.4
Sales for resale ............................          30.6          26.9          19.8           28.2           32.2
                                                -----------   -----------   -----------    -----------    -----------
Total .......................................         100.0         100.0         100.0          100.0          100.0
                                                ===========   ===========   ===========    ===========    ===========

RETAIL ELECTRIC SALES BY JURISDICTION (%)
Iowa ........................................          88.7          88.4          88.6           88.7           87.8
Illinois ....................................          10.6          11.0          10.9           10.9           11.8
South Dakota ................................           0.7           0.6           0.5            0.4            0.4
                                                -----------   -----------   -----------    -----------    -----------
Total .......................................         100.0         100.0         100.0          100.0          100.0
                                                ===========   ===========   ===========    ===========    ===========

CUSTOMERS (end of year)
Residential .................................       557,637       551,384       548,106        541,220        536,767
Small general service .......................        73,022        72,616        69,905         68,829         71,843
Large general service .......................           982           945           743            744            833
Other .......................................         9,937         9,744         9,518          9,572          5,156
Sales for resale ............................            55            55            59             63             61
                                                -----------   -----------   -----------    -----------    -----------
Total .......................................       641,633       634,744       628,331        620,428        614,660
                                                ===========   ===========   ===========    ===========    ===========

ANNUAL AVERAGE PER RESIDENTIAL CUSTOMER
Revenue per Kwh (cents) .....................          8.94          9.11          8.90           8.62           8.39
KWh sales ...................................         8,392         8,670         8,265          8,310          7,681

COOLING DEGREE DAYS
Actual ......................................           788         1,112           912            813            603
Percent warmer (colder) than normal .........         (17.5)         14.1          (6.5)         (16.4)         (38.5)

ELECTRIC PEAK DEMAND (net MW) ...............         3,537         3,553         3,226          3,284          2,902

SUMMER NET ACCREDITED CAPABILITY (MW) .......         4,301         4,311         4,145          4,072          4,116



                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   UNAUDITED UTILITY FIVE-YEAR GAS STATISTICS

FOR THE YEARS ENDED DECEMBER 31                                1996      1995      1994       1993      1992
                                                             --------  --------  --------   --------  --------
REVENUES (in thousands)
Residential ...............................................  $338,605  $279,819  $287,171   $319,359  $282,688
Small general service .....................................   153,616   128,501   142,894    150,913   133,384
Large general service .....................................    17,670    23,280    36,729     37,761    43,919
Sales for resale and other ................................     2,050     5,303     5,514     10,376     2,648
                                                             --------  --------  --------   --------  --------
  Total revenue from gas sales ............................   511,941   436,903   472,308    518,409   462,639
Gas transported ...........................................    20,155    16,677    12,842     13,457    17,473
Other gas revenues ........................................     4,657     6,008     6,865      7,123     4,575
                                                             --------  --------  --------   --------  --------
Total .....................................................  $536,753  $459,588  $492,015   $538,989  $484,687
                                                             ========  ========  ========   ========  ========

THROUGHPUT (MMBtu in thousands)
Sales
  Residential .............................................    61,732    57,153    54,732     60,612    56,072
  Small general service ...................................    33,642    32,786    32,677     34,504    31,894
  Large general service ...................................     4,634     6,222     8,253      9,681    12,357
  Sales for resale and other ..............................       977     3,582     3,231      4,305       837
                                                             --------  --------  --------   --------  --------
    Total sales ...........................................   100,985    99,743    98,893    109,102   101,160
Gas transported ...........................................    54,618    50,695    43,293     39,570    34,686
                                                             --------  --------  --------   --------  --------
  Total ...................................................   155,603   150,438   142,186    148,672   135,846
                                                             ========  ========  ========   ========  ========
REVENUES AS A % OF TOTAL
Residential ...............................................      63.6      61.7      59.2       60.0      58.9
Small general service .....................................      28.9      28.3      29.4       28.4      27.8
Large general service .....................................       3.3       5.1       7.6        7.1       9.1
Sales for resale and other ................................       0.4       1.2       1.1        2.0       0.6
Gas Transported ...........................................       3.8       3.7       2.7        2.5       3.6
                                                             --------  --------  --------   --------  --------
  Total ...................................................     100.0     100.0     100.0      100.0     100.0
                                                             ========  ========  ========   ========  ========
SALES AS A % OF TOTAL (excluding gas transported)
Residential ...............................................      61.1      57.3      55.3       55.6      55.5
Small general service .....................................      33.3      32.9      33.0       31.6      31.5
Large general service .....................................       4.6       6.2       8.4        8.9      12.2
Sales for resale and other ................................       1.0       3.6       3.3        3.9       0.8
                                                             --------  --------  --------   --------  --------
  Total ...................................................     100.0     100.0     100.0      100.0     100.0
                                                             ========  ========  ========   ========  ========

RETAIL GAS SALES BY JURISDICTION (%)
Iowa ......................................................      78.0      77.1      76.6       74.5      73.4
Illinois ..................................................      11.0      11.6      11.9       11.4      11.6
South Dakota ..............................................      10.3      10.6      10.8        5.4       2.2
Other .....................................................       0.7       0.7       0.7        8.7      12.8
                                                             --------  --------  --------   --------  --------
  Total ...................................................     100.0     100.0     100.0      100.0     100.0
                                                             ========  ========  ========   ========  ========

CUSTOMERS (end of year)
Residential ...............................................   550,786   541,732   535,301    526,863   552,660
Small general service .....................................    58,059    57,207    55,855     54,972    54,918
Large general service .....................................       821       830       876        868     1,020
Gas transported and other .................................       504     1,128       171        128       123
                                                             --------  --------  --------   --------  --------
  Total ...................................................   610,170   600,897   592,203    582,831   608,721
                                                             ========  ========  ========   ========  ========
ANNUAL AVERAGES PER RESIDENTIAL CUSTOMER
Revenue per MMBtu .........................................     $5.49     $4.90     $5.25      $5.27     $5.04
MMBtu sales ...............................................       113       106       103        111       103

HEATING DEGREE DAYS
Actual ....................................................     7,445     6,841     6,565      7,097     6,302
Percent colder (warmer) than normal .......................      10.1       0.9      (3.5)       3.2      (8.7)

COST PER MMBTU ............................................     $3.42     $2.80     $3.30      $3.36     $3.22


                                                                   SCHEDULE II


              MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                 (In Thousands)


   Column A                                Column B      Column C     Column D      Column E

                                           Balance at    Additions                  Balance at
                                           Beginning     Charged                      End
Description                                 of Year      to Income    Deductions     of Year
-----------                                ----------    ---------    ----------    ----------

Reserves Deducted From Assets
  To Which They Apply:

  Reserve for uncollectible accounts:

    Year ended 1996.....................     $2,296        $6,145      $(6,348)       $2,093
                                             ======        ======      =======        ======

    Year ended 1995.....................     $2,099        $4,934      $(4,737)       $2,296
                                             ======        ======      =======        ======

    Year ended 1994.....................     $3,697        $3,920      $(5,518)       $2,099
                                             ======        ======      =======        ======


Reserves Not Deducted From Assets:

   Property insurance

     Year ended 1996....................     $2,098        $  (70)     $     -        $2,028
                                             ======        ======      =======        ======

     Year ended 1995....................     $2,224        $   17      $  (143)       $2,098
                                             ======        ======      =======        ======

     Year ended 1994....................     $2,561        $  200      $  (537)       $2,224
                                             ======        ======      =======        ======


   Injuries and damages

     Year ended 1996....................     $1,079        $2,753      $(1,593)       $2,239
                                             ======        ======      =======        ======

     Year ended 1995....................     $2,350        $2,645      $(3,916)       $1,079
                                             ======        ======      =======        ======

     Year ended 1994....................     $1,801        $3,452      $(2,903)       $2,350
                                             ======        ======      =======        ======


                                                                   SCHEDULE II


                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                 (In Thousands)


   Column A                                Column B      Column C     Column D      Column E

                                           Balance at    Additions                  Balance at
                                           Beginning      Charged                      End
Description                                 of Year      to Income    Deductions    of Year
-----------                                ----------    ---------    ----------    ----------

Reserves Deducted From Assets
   To Which They Apply:

   Reserve for uncollectible accounts:

     Year ended 1996....................     $2,214        $5,854      $(6,223)       $1,845
                                             ======        ======      =======        ======

     Year ended 1995....................     $2,008        $4,680      $(4,474)       $2,214
                                             ======        ======      =======        ======

     Year ended 1994....................     $2,040        $3,466      $(3,498)       $2,008
                                             ======        ======      =======        ======


Reserves Not Deducted From Assets:

   Property insurance

     Year ended 1996....................     $2,098        $  (70)     $     -        $2,028
                                             ======        ======      =======        ======

     Year ended 1995....................     $2,224        $   17      $  (143)       $2,098
                                             ======        ======      =======        ======

     Year ended 1994....................     $2,561        $  200      $  (537)       $2,224
                                             ======        ======      =======        ======


   Injuries and damages

     Year ended 1996....................     $1,079        $2,753      $(1,593)       $2,239
                                             ======        ======      =======        ======

     Year ended 1995....................     $2,350        $2,645      $(3,916)       $1,079
                                             ======        ======      =======        ======

     Year ended 1994....................     $1,801        $3,452      $(2,903)       $2,350
                                             ======        ======      =======        ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MIDAMERICAN ENERGY HOLDINGS COMPANY
                                        MIDAMERICAN ENERGY COMPANY
                                        -----------------------------------
                                             Registrants



Date:                                   By  /s/ S. J. Bright
                                        -----------------------------------
                                           (S. J. Bright)  President, Chief
                                                             Executive Officer
                                                             and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated:

         Signature                                     Title
         ---------                                     -----

MidAmerican Energy Holdings Company



      /s/  R. E. Christiansen               Chairman of the Board of Directors
     ------------------------
         (R. E. Christiansen)



      /s/  P.G. Lindner                     Senior Vice President and Chief
     -------------------------
         (P.G. Lindner)                     Financial Officer



      /s/  J. W. Aalfs                      Director
     -------------------------
         (J. W. Aalfs)



      /s/  Robert A. Burnett                Director
     -------------------------
         (R. A. Burnett)



      /s/  Ross D. Christensen              Director
     -------------------------
         (R. D. Christensen)

      /s/  John W. Colloton                 Director
     -------------------------
         (J. W. Colloton)


      /s/  Frank S. Cottrell                Director
     -------------------------
         (F. S. Cottrell)


      /s/  Jack W. Eugster                  Director
     -------------------------
         (J. W. Eugster)


      /s/  Mel Foster, Jr.                  Director
     -------------------------
         (M. Foster, Jr.)


      /s/  Nolden Gentry                    Director
     -------------------------
         (N. Gentry)


      /s/  J. M. Hoak, Jr.                  Director
     -------------------------
         (J. M. Hoak, Jr.)


      /s/  R. L. Lawson                     Director
     -------------------------
         (R. L. Lawson)


      /s/  R. L. Peterson                   Director
     -------------------------
         (R. L. Peterson)


      /s/  N. L. Seifert                    Director
     ------------------------
         (N. L. Seifert)


      /s/  W. Scott Tinsman                 Director
     -------------------------
         (W. S. Tinsman)


      /s/  L. L. Woodruff                   Director
     -------------------------
         (L. L. Woodruff)

MidAmerican Energy Company




      /s/  S. J. Bright                     Chairman of the Board of Directors
     --------------------------
         (S.  J. Bright)



                                            Director
     --------------------------
         (R. E. Christiansen)



      /s/  P.G. Lindner                     Director, Senior Vice President
     --------------------------
         (P.G. Lindner)                       and Chief Financial Officer



                                            Director
     --------------------------
         (D. J. Levy)



      /s/  J. A. Rasmussen, Jr.             Director
     --------------------------
         (J. A. Rasmussen, Jr.)



      /s/  S. E. Shelton                    Director
     --------------------------
         (S. E. Shelton)



      /s/  R. W. Stepien                    Director
     --------------------------
         (R. W. Stepien)



     /s/  B. A. Wharton                     Director
     -------------------------
         (B. A. Wharton)

EXHIBIT INDEX

Exhibits Filed Herewith
-----------------------

Holdings

3.1 Restated Articles of Incorporation of MidAmerican Energy Holdings Company, as amended December 19, 1996.

3.2       Bylaws of MidAmerican  Energy  Holdings  Company,  as amended July 24,
          1996.

MidAmerican Energy

3.3 Restated Articles of Incorporation of MidAmerican Energy Company, as amended January 22, 1997.

Holdings and MidAmerican

10.1 MidAmerican Energy Company Severance Plan For Specified Officers dated November 1, 1996.

Holdings

10.2 Form of Indemnity Agreement between MidAmerican Energy Holdings Company and its directors and officers.

10.3 Employment Agreement between Stanley J. Bright and MidAmerican Energy Holdings Company dated January 24, 1996.

10.4 Employment Agreement between Russell E. Christiansen and MidAmerican Energy Holdings Company dated January 24, 1996, as amended January 29, 1997.

12.1      Computation of ratios of earnings to fixed charges and  computation of
          ratios  of  earnings  to  fixed   charges  plus   preferred   dividend
          requirements.

MidAmerican

12.2      Computation of ratios of earnings to fixed charges and  computation of
          ratios  of  earnings  to  fixed   charges  plus   preferred   dividend
          requirements.

Holdings

21.1      Subsidiaries of the Registrant.

MidAmerican

21.2      Subsidiaries of the Registrant.

Holdings

23.1      Consent of Arthur Andersen LLP.

MidAmerican

23.3      Consent of Arthur Andersen LLP.

27        Financial Data Schedules (for electronic filings only).

Holdings

99.1 MidAmerican Energy Company Employee Stock Purchase Plan Annual Report of Form 11-K.


Exhibits Incorporated by Reference
----------------------------------

MidAmerican Energy

3.4 Restated Bylaws of MidAmerican Energy Company, as amended July 24, 1996. (Filed as Exhibit 3.1 to MidAmerican's Quarterly Report on Form 10-Q for the period ended June 30, 1996, Commission File No. 1-11505.)

Holdings

4.1 Shareholder Rights Agreement dated as of December 18, 1996 between Holding's and Continental Stock Transfer and Trust Company. (Filed as
          Exhibit 4 to Holdings' Current Report on Form 8-K dated December 18, 1996, Commission File No. 1-12459.)

Holdings and MidAmerican Energy

4.2 General Mortgage Indenture and Deed of Trust dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-1 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

4.3 First Supplemental Indenture dated as of January 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-2 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

4.4 Second Supplemental Indenture dated as of January 15, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4(b)-3 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

4.5 Third Supplemental Indenture dated as of May 1, 1993, between Midwest Power Systems Inc. and Morgan Guaranty Trust Company of New York, Trustee. (Filed as Exhibit 4.4 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

4.6 Fourth Supplemental Indenture dated as of October 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.5 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

4.7 Fifth Supplemental Indenture dated as of November 1, 1994, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.6 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

4.8 Indenture of Mortgage and Deed of Trust, dated as of March 1, 1947. (Filed by Iowa-Illinois as Exhibit 7B to Commission File No. 2-6922.)

4.9 Sixth Supplemental Indenture dated as of July 1, 1967. (Filed by Iowa-Illinois as Exhibit 2.08 to Commission File No. 2-28806.)

4.10      Twentieth  Supplemental  Indenture dated as of May 1, 1982.  (Filed as
          Exhibit 4.B.23 to Iowa-Illinois' Quarterly Report on Form 10-Q for the period ended June 30, 1982, Commission File No. 1-3573.)

4.11 Resignation and Appointment of successor Individual Trustee. (Filed by Iowa-Illinois as Exhibit 4.B.30 to Commission File No. 33-39211.)

4.13 Twenty-Eighth Supplemental Indenture dated as of May 15, 1992. (Filed as Exhibit 4.31.B to Iowa- Illinois' Current Report on Form 8-K dated May 21, 1992, Commission File No. 1-3573.)

4.14 Twenty-Ninth Supplemental Indenture dated as of March 15, 1993. (Filed as Exhibit 4.32.A to Iowa- Illinois' Current Report on Form 8-K dated March 24, 1993, Commission File No. 1-3573.)

4.15 Thirtieth Supplemental Indenture dated as of October 1, 1993. (Filed as Exhibit 4.34.A to Iowa-Illinois' Current Report on Form 8-K dated October 7, 1993, Commission File No. 1-3573.)

4.16 Sixth Supplemental Indenture dated as of July 1, 1995, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.15 to MidAmerican's Annual Report on Form 10- K dated December 31, 1995, Commission File No. 1-11505.)

4.17 Thirty-First Supplemental Indenture dated as of July 1, 1995, between Iowa-Illinois Gas and Electric Company and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.16 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.2 MidAmerican Energy Company Deferred Compensation Plan for Directors. (Filed as Exhibit 10.1 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.3 MidAmerican Energy Company Deferred Compensation Plan for Executives. (Filed as Exhibit 10.2 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.4 MidAmerican Energy Company Supplemental Retirement Plan for Designated Officers. (Filed as Exhibit 10.3 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.5 MidAmerican Energy Company Key Employee Short-Term Incentive Plan. (Filed as Exhibit 10.4 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1- 11505.)

10.6 Deferred Compensation Plan for Executives of Midwest Resources Inc. and Subsidiaries. (Filed as Exhibit 10.1 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-10654).

10.7 Deferred Compensation Plan for Board of Directors of Midwest Resources Inc. and Subsidiaries. (Filed as Exhibit 10.2 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-10654).

10.8      Midwest  Resources Inc.  Directors  Retirement Plan. (Filed as Exhibit
          10.3 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-10654.)

10.9 Non-Cash Bonus Award Plan for Executives of Midwest Resources Inc. (Filed as Exhibit 10.4 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-10654).

10.10 Midwest Resources Inc. revised and amended Executive Deferred Compensation Plan for IOR and Subsidiaries, dated January 29, 1992. (Filed as Exhibit 10.5 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-10654.)

10.11 Midwest Resources Inc. revised and amended Board of Directors Deferred Compensation Plan for IOR and Subsidiaries, dated January 29, 1992. (Filed as Exhibit 10.6 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-10654.)

10.12 Midwest Resources Inc. revised and amended Executive Incentive Compensation Plan for IOR and Subsidiaries, dated January 29, 1992. (Filed as Exhibit 10.7 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-10654.)

10.13 Midwest Resources Inc. and Participating Subsidiaries Long-Term Incentive Compensation Plan. (Filed as Exhibit 10.8 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-10654.)

10.14 Midwest Power Group 1992 Key Executive Incentive Compensation Plan. (Filed as Exhibit 10.9 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-10654.)

10.15     Midwest  Resources  Inc.  Supplemental  Retirement  Plan (formerly the
          Midwest  Energy  Company  Supplemental  Retirement  Plan).  (Filed  as
          Exhibit 10.10 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

10.16 Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 4-C-2 to Iowa Power Inc.'s (IPR) Registration Statement, Registration No. 2-27681.)

10.17 Amendments Nos. 1 and 2 to Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District. (Filed as Exhibit 4-C-2a to IPR's Registration Statement, Registration No. 2-35624.)

10.18 Amendment No. 3 dated August 31, 1970, to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 5-C-2-b to IPR's Registration Statement, Registration No. 2-42191.)

10.19 Amendment No. 4 dated March 28, 1974, to the Power Sales Contract between Iowa Power Inc. and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 5-C-2-c to IPR's Registration Statement, Registration No. 2-51540.)

10.20 Revised and amended Executive Compensation Plan for Iowa Resources Inc. and Subsidiaries, dated July 24, 1985. (Filed as Exhibit 10.21 to Iowa Resources Inc.'s (IOR) Annual Report on Form 10-K for the year ended December 31, 1985, Commission File No. 1-7830.)

10.21 Revised and amended Executive Deferred Compensation Plan for IOR and Subsidiaries, dated July 24, 1985. (Filed as Exhibit 10.22 to IOR's Annual Report on Form 10-K for the year ended December 31, 1985, Commission File No. 1-7830.)

10.22 Revised and amended Deferred Compensation Plan for Board of Directors of IOR and Subsidiaries, dated July 24, 1985. (Filed as Exhibit 10.22 to IOR's Annual Report on Form 10-K for the year ended December 31, 1985, Commission File No. 1-7830.)

10.23 Revised and amended Executive Compensation Plan for IOR and Subsidiaries, dated December 18, 1987. (Filed as Exhibit 10.14 to IOR's Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-7830.)

10.24 Revised and amended Executive Deferred Compensation Plan for IOR and Subsidiaries, dated December 18, 1987. (Filed as Exhibit 10.15 to IOR's Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-7830.)

10.25 Revised and amended Deferred Compensation Plan for Board of Directors of IOR and Subsidiaries, dated December 18, 1987. (Filed as Exhibit
          10.16 to IOR's Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-7830.)

10.27 Change in control agreement between Russell E. Christiansen and Midwest Energy Company dated as of May 5, 1989. (Filed as Exhibit 10(e) in MWE's Form 10-K for the year ended December 31, 1989, Commission File No. 1-8708.)

10.29 Amendments to Midwest Resources Executive Deferred Compensation Plans, dated October 30, 1992. (Filed as Exhibit 10(h) to Midwest Resource's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-10654.)

10.30 Midwest Power Systems 1993 Key Executive Incentive Compensation Plan. (Filed as Exhibit 10.30 in Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-10654.)

10.31 Supplemental Retirement Plan for Principal Officers, as amended as of July 1, 1993. (Filed as Exhibit 10.K.2 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-3573.)

10.32 Compensation Deferral Plan for Principal Officers, as amended as of July 1, 1993. (Filed as Exhibit 10.K.2 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-3573.)

10.33 Board of Directors' Compensation Deferral Plan. (Filed as Exhibit 10.K.4 to Iowa-Illinois' Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-3573.)

10.34 Revised and amended Supplemental Retirement Income Plan for Iowa Resources Inc. and Subsidiaries dated October 24, 1984. (Filed as
          Exhibit 10.15 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

10.35 Amendment No. 1 to the Midwest Resources Inc. Supplemental Retirement Plan. (Filed as Exhibit 10.24 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

10.36 Deferred Compensation Plan of Midwest Energy Company and Subsidiary Corporations. (Filed as Exhibit 10.25 to Midwest Resources' Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-10654.)

10.37 Form of Indemnity Agreement between MidAmerican Energy Company and its directors and officers. (Filed as Exhibit 10.37 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.38     MidAmerican  Energy Company 1995 Long-Term  Incentive Plan.  (Filed as
          Exhibit 10(a) to Holdings' Registration Statement on Form S-4, File No. 333-01645.)

 Note:    Pursuant  to (b) (4)  (iii)(A)  of Item  601 of  Regulation  S-K,  the
          Company has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt not being registered if the total amount of securities authorized thereunder does not exceed 10% of total assets of the Company but hereby agrees to furnish to the Commission on request any such instruments.