Form 10-Q
period 1997-03-31
MIDAMERICAN ENERGY HOLDINGS CO; MIDAMERICAN ENERGY CO
filed 1997-05-13
CIK 1009526, 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                               --------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               --------------------------------------------

Commission       Registrant, State of Incorporation,        IRS Employer
File Number        Address and Telephone Number             Identification No.
-----------      -----------------------------------        ------------------

1-12459              MIDAMERICAN ENERGY HOLDINGS COMPANY         42-1451822
                             (AN IOWA CORPORATION)
                           666 GRAND AVE. PO BOX 657
                             DES MOINES, IOWA 50303
                                  515-242-4300

1-11505                   MIDAMERICAN ENERGY COMPANY             42-1425214
                             (AN IOWA CORPORATION)
                           666 GRAND AVE. PO BOX 657
                            DES MOINES, IOWA 50303
                                 515-242-4300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X * No

     Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.

     Registrant           Class           Shares Outstanding at April 30, 1997
---------------------  -----------------  ------------------------------------
MidAmerican Energy     Common Stock       99,056,513
  Holdings Company     without par value

MidAmerican Energy     Common Stock      100,751,713 (all of which were held by
  Company              without par value  MidAmerican Energy Holdings Company)

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

     This combined Form 10-Q represents separate filings by MidAmerican Energy Holdings Company (Company or Holdings) and MidAmerican Energy Company (MidAmerican). MidAmerican makes no representations as to the information relating to Holdings' nonregulated operations.



                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                                       AND
                           MIDAMERICAN ENERGY COMPANY

                                      INDEX

                          PART I. FINANCIAL INFORMATION               PAGE NO.

ITEM 1.  Financial Statements

                       MidAmerican Energy Holdings Company

         Consolidated Statements of Income......................           3
         Consolidated Balance Sheets............................           4
         Consolidated Statements of Cash Flows..................           5
         Notes to Consolidated Financial Statements.............           6

                           MidAmerican Energy Company

         Consolidated Statements of Income......................           9
         Consolidated Balance Sheets............................          10
         Consolidated Statements of Cash Flows..................          11
         Notes to Consolidated Financial Statements.............          12

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations........          13

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings......................................          29

ITEM 6.  Exhibits and Reports on Form 8-K.......................          30

Signatures......................................................          31

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS            TWELVE MONTHS
                                                            ENDED MARCH 31           ENDED MARCH 31
                                                        ---------------------     ------------------------
                                                          1997         1996          1997          1996
                                                        ---------    ---------    ----------    ----------
OPERATING REVENUES
Electric utility ....................................   $ 254,316    $ 262,274    $1,091,050    $1,110,690
Gas utility .........................................     211,565      195,986       552,332       483,222
Nonregulated ........................................     118,514       49,336       306,029       115,040
                                                        ---------    ---------    ----------    ----------
                                                          584,395      507,596     1,949,411     1,708,952
                                                        ---------    ---------    ----------    ----------

OPERATING EXPENSES
Utility:
   Cost of fuel, energy and capacity ................      59,283       61,375       232,225       237,586
   Cost of gas sold .................................     141,833      122,736       364,111       293,190
   Other operating expenses .........................      93,607       87,601       356,180       397,440
   Maintenance ......................................      23,749       18,736        93,634        82,808
   Depreciation and amortization ....................      42,008       40,944       165,656       160,975
   Property and other taxes .........................      25,490       25,177        92,943        94,544
                                                        ---------    ---------    ----------    ----------
                                                          385,970      356,569     1,304,749     1,266,543
                                                        ---------    ---------    ----------    ----------
Nonregulated:
   Cost of sales ....................................     113,206       42,747       288,715        90,713
   Other ............................................       7,986        8,139        35,217        36,270
                                                        ---------    ---------    ----------    ----------
                                                          121,192       50,886       323,932       126,983
                                                        ---------    ---------    ----------    ----------
   Total operating expenses .........................     507,162      407,455     1,628,681     1,393,526
                                                        ---------    ---------    ----------    ----------

OPERATING INCOME ....................................      77,233      100,141       320,730       315,426
                                                        ---------    ---------    ----------    ----------

NON-OPERATING INCOME
Interest income .....................................       1,553        1,505         4,060         4,930
Dividend income .....................................       3,548        4,506        16,027        17,722
Realized gains and losses on securities, net ........         518        2,725          (312)        2,988
Other, net ..........................................       3,985        1,672        (1,707)      (10,436)
                                                        ---------    ---------    ----------    ----------
                                                            9,604       10,408        18,068        15,204
                                                        ---------    ---------    ----------    ----------
INTEREST CHARGES
Interest on long-term debt ..........................      23,463       26,105       100,267       105,143
Other interest expense ..............................       1,329        3,036         9,234        11,125
Preferred dividends of subsidiaries .................       4,769        2,477        12,981         8,255
Allowance for borrowed funds ........................        (709)      (1,436)       (3,485)       (5,761)
                                                        ---------    ---------    ----------    ----------
                                                           28,852       30,182       118,997       118,762
                                                        ---------    ---------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES ..............................      57,985       80,367       219,801       211,868
INCOME TAXES ........................................      23,811       31,962        90,271        78,705
                                                        ---------    ---------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS ...................      34,174       48,405       129,530       133,163

DISCONTINUED OPERATIONS
Income from operations (net of income taxes) ........         290        2,642          (235)        5,352
Loss on disposal (net of income taxes) ..............        (524)        --         (15,356)         --
                                                        ---------    ---------    ----------    ----------
                                                             (234)       2,642       (15,591)        5,352
                                                        ---------    ---------    ----------    ----------

NET INCOME ..........................................   $  33,940    $  51,047    $  113,939    $  138,515
                                                        =========    =========    ==========    ==========

AVERAGE COMMON SHARES OUTSTANDING ...................     100,458      100,752       100,661       100,636

EARNINGS PER COMMON SHARE
Continuing operations ...............................   $    0.34    $    0.48    $     1.29    $     1.33
Discontinued operations .............................        --           0.03         (0.16)         0.05
                                                        ---------    ---------    ----------    ----------
Earnings per average common share ...................   $    0.34    $    0.51    $     1.13    $     1.38
                                                        =========    =========    ==========    ==========

DIVIDENDS DECLARED PER SHARE ........................   $    0.30    $    0.30    $     1.20    $     1.19
                                                        =========    ==========   ==========    ==========

The accompanying notes are an integral part of these statements

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   AS OF
                                                                   -------------------------------------
                                                                           MARCH 31          DECEMBER 31
                                                                   -----------------------   -----------
                                                                      1997         1996         1996
                                                                   ----------   ----------   ----------
                                                                         (UNAUDITED)
ASSETS
UTILITY PLANT
Electric .......................................................   $4,033,782   $3,952,937   $4,010,847
Gas ............................................................      726,906      682,725      723,491
                                                                   ----------   ----------   ----------
                                                                    4,760,688    4,635,662    4,734,338
Less accumulated depreciation and amortization .................    2,188,624    2,071,189    2,153,058
                                                                   ----------   ----------   ----------
                                                                    2,572,064    2,564,473    2,581,280
Construction work in progress ..................................       39,104       69,729       49,305
                                                                   ----------   ----------   ----------
                                                                    2,611,168    2,634,202    2,630,585
                                                                   ----------   ----------   ----------

POWER PURCHASE CONTRACT ........................................      190,326      210,651      190,897
                                                                   ----------   ----------   ----------

INVESTMENT IN DISCONTINUED OPERATIONS ..........................       12,032      171,551      196,356
                                                                   ----------   ----------   ----------

CURRENT ASSETS
Cash and cash equivalents ......................................       93,005       23,862       97,749
Receivables ....................................................      235,413      206,750      312,930
Inventories ....................................................       59,704       60,671       90,864
Other ..........................................................       14,932        8,824       11,696
                                                                   ----------   ----------   ----------
                                                                      403,054      300,107      513,239
                                                                   ----------   ----------   ----------

INVESTMENTS ....................................................      608,147      653,552      628,791
                                                                   ----------   ----------   ----------

OTHER ASSETS ...................................................      395,862      407,370      399,415
                                                                   ----------   ----------   ----------

TOTAL ASSETS ...................................................   $4,220,589   $4,377,433   $4,559,283
                                                                   ==========   ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity ....................................   $1,225,953   $1,244,250   $1,239,946
MidAmerican preferred securities, not subject to
  mandatory redemption .........................................       31,766       81,461       31,769
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities .............................       50,000       50,000       50,000
  MidAmerican-obligated preferred securities of
     subsidiary trust holding solely MidAmerican
     junior subordinated debentures ............................      100,000         --        100,000
Long-term debt (excluding current portion) .....................    1,117,234    1,381,240    1,395,103
                                                                   ----------   ----------   ----------
                                                                    2,524,953    2,756,951    2,816,818
                                                                   ----------   ----------   ----------

CURRENT LIABILITIES
Notes payable ..................................................       40,209       99,800      161,990
Current portion of long-term debt ..............................      154,784       64,859       79,598
Current portion of power purchase contract .....................       13,718       13,029       13,718
Accounts payable ...............................................      148,331      155,207      169,806
Taxes accrued ..................................................      123,650       90,191       82,254
Interest accrued ...............................................       23,578       24,658       28,513
Other ..........................................................       53,911       21,030       30,229
                                                                   ----------   ----------   ----------
                                                                      558,181      468,774      566,108
                                                                   ----------   ----------   ----------
OTHER LIABILITIES
Power purchase contract ........................................       97,504      112,700       97,504
Deferred income taxes ..........................................      715,732      723,870      752,336
Investment tax credit ..........................................       87,414       93,591       88,842
Other ..........................................................      236,805      221,547      237,675
                                                                   ----------   ----------   ----------
                                                                    1,137,455    1,151,708    1,176,357
                                                                   ----------   ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES ...........................   $4,220,589   $4,377,433   $4,559,283
                                                                   ==========   ==========   ==========

The accompanying notes are an integral part of these statements

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED MARCH 31
                                                                          ---------------------------
                                                                             1997              1996
                                                                          ---------         ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net Income......................................................          $  33,940         $ 51,047
Adjustments to reconcile net income to net cash provided:
    Depreciation and amortization...............................             48,409           44,965
    Net increase (decrease) in deferred income taxes and
       investment tax credit, net...............................            (34,859)          (1,235)
    Amortization of other assets................................              6,878            6,034
    Capitalized cost of real estate sold........................                290              267
    Loss (income) from discontinued operations..................                234           (2,642)
    Gain on sale of securities, assets and other investments....             (1,465)          (3,070)
    Other-than-temporary decline in value of investments........                160            2,230
    Impact of changes in working capital, net of effects
       from discontinued operations.............................            144,109           65,776
    Other.......................................................             (4,335)           2,808
                                                                          ---------         --------
       Net cash provided........................................            193,361          166,180
                                                                          ---------         --------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures...............................            (26,603)         (28,518)
Quad Cities Nuclear Power Station decommissioning trust fund....             (2,140)          (2,159)
Deferred energy efficiency expenditures.........................             (3,723)          (1,951)
Nonregulated capital expenditures...............................             (2,625)          (1,292)
Purchase of securities..........................................            (63,343)         (82,196)
Proceeds from sale of securities................................             78,652           81,681
Proceeds from sale of assets and other investments..............             13,144              183
Investment in discontinued operations...........................            182,749            6,192
Other investing activities, net.................................              1,600             (563)
                                                                          ---------         --------
    Net cash provided (used)....................................            177,711          (28,623)
                                                                          ---------         --------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid...........................................            (30,179)         (30,222)
Retirement of long-term debt, including reacquisition cost......            (29,025)            (638)
Reacquisition of preferred shares...............................                 (3)          (8,750)
Reacquisition of common shares..................................            (20,329)               -
Decrease in MidAmerican Capital Company
    unsecured revolving credit facility.........................           (174,500)         (22,000)
Net decrease in notes payable...................................           (121,780)         (85,000)
                                                                          ---------        ---------
    Net cash used...............................................           (375,816)        (146,610)
                                                                          ---------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......................             (4,744)          (9,053)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................             97,749           32,915
                                                                          ---------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................          $  93,005         $ 23,862
                                                                          =========         ========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized.......................          $  30,270         $ 35,571
                                                                          =========         ========
Income taxes paid...............................................          $      63         $  3,090
                                                                          =========         ========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A)  GENERAL:

     The consolidated financial statements included herein have been prepared by Holdings, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, all adjustments have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

B)  ENVIRONMENTAL MATTERS:

     The United States Environmental Protection Agency (EPA) and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant (MGP) facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether MidAmerican has any responsibility for remedial action. MidAmerican is currently conducting field investigations at fifteen of the sites and has completed investigations at three of the sites. In addition, MidAmerican is currently removing contaminated soil at four of the sites, and has completed removals at three of the sites. MidAmerican is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

     MidAmerican's estimate of probable remediation costs for the sites discussed above as of March 31, 1997, is $23 million. This estimate has been recorded as a liability and a regulatory asset for future recovery. The Illinois Commerce Commission (ICC) has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. MidAmerican's present rates in Iowa provide for a fixed annual recovery of MGP costs. MidAmerican intends to pursue recovery of the remediation costs from other PRPs and its insurance carriers.

     The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries.

     Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican's financial position or results of operations.

C)  RATE MATTERS:

     On June 4, 1996, MidAmerican filed an electric pricing proposal in Iowa and Illinois. The proposal would provide MidAmerican more flexibility to negotiate with customers who have service options and to mitigate strandable costs. The proposal would also reduce regulatory lag in implementing new tariff services and prices. As part of the proposal, MidAmerican would reduce electric revenues, on a graduated basis, by approximately $25 million annually within five years and eliminate automatic fuel adjustment clauses. The price reductions, possible due to merger and restructuring related cost savings, reduce price disparity within customer classes and would move MidAmerican closer to prices that it believes can be sustained in a competitive market. The proposal was later withdrawn in Illinois, and a settlement was negotiated in a related proceeding. The settlement resulted in annual reductions of $13.1 million and $2.4 million, effective November 3, 1996, and June 1, 1997, respectively.

     On August 1, 1996, the Iowa Office of Consumer Advocate (OCA) requested the Iowa Utilities Board (IUB) to order MidAmerican to reduce its Iowa electric rates by 10.7%, or approximately $101 million annually, in electric revenues. On September 6, 1996, the IUB docketed the OCA request and initiated an investigation into MidAmerican's rates. The IUB also consolidated the investigation with MidAmerican's alternative regulation and pricing proposal for purposes of the hearings which were scheduled to begin in January 1997. Effective November 1, 1996, MidAmerican reduced its electric rates in Iowa $8.7 million annually to the levels in its pricing proposal filed on June 4, 1996.

     In January 1997, a settlement agreement between MidAmerican, the OCA and other parties to the proceeding was negotiated. The agreement, which includes a number of characteristics of MidAmerican's pricing proposal, is subject to approval by the IUB. A hearing on the settlement was held on April 23, 1997, and a decision is expected in the second quarter of 1997. Prices for residential customers would be reduced $23.5 million annually by June 1, 1998, including the November 1, 1996, reduction. Rates for commercial and industrial customers would be reduced a total of $10 million annually by June 1, 1998, through pilot projects, negotiated rates with individual customers and, if needed, a base rate reduction effective June 1, 1998. The agreement includes a tracking mechanism to currently recover the cost of capital improvements from the Cooper Nuclear Station Power Purchase Contract. The tracking mechanism will offset approximately $10 million of these reductions.

     In addition, the agreement accepts MidAmerican's proposal to eliminate the energy adjustment clause (EAC) which currently is the mechanism through which fuel costs are collected from Iowa customers. The EAC flows the cost of fuel to customers on a current basis, and thus, fuel costs have little impact on net income. Prospectively, base rates for Iowa customers would include a factor for recovery of a representative level of fuel costs. To the extent actual fuel costs vary from that factor, pre-tax earnings would be impacted. The fuel cost factor would be reviewed in February 1999 and adjusted prospectively if actual fuel costs vary 15% above or below the factor included in base rates.

     Under the agreement, if MidAmerican's annual return on common equity exceeds 12%, then a sharing between customers and shareholders begins, and if it exceeds 14%, then a portion of MidAmerican's share would be used for accelerated recovery of certain regulatory assets. The agreement permits MidAmerican to file for increased rates if the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%.

     The agreement also provides that MidAmerican will develop a pilot program for a market access service which allows customers with at least 4 MW of load to choose energy suppliers. The pilot program is limited to 60 MW of participation the first year and can be expanded by 15 MW annually, with the approval of the IUB, until the conclusion of the program. Any loss of revenues associated with the pilot program would be considered part of the $10 million annual reduction for commercial and industrial customers but may not be recovered from other non-participating customers. The program is expected to be offered in the fall of 1997.

     As of March 31, 1997, MidAmerican had a $4.3 million liability recorded for its Iowa electric revenues, plus interest, that were affected by the settlement. In April 1997, MidAmerican refunded approximately $2.4 million, including interest, for revenues between August 1, 1996, and October 31, 1996, that were in excess of those included in the pricing proposal.

D)  ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION:

     Statement of Financial Accounting Standards (SFAS) No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is that SFAS 71 may no longer apply. MidAmerican's electric and gas utility operations are currently subject to the provisions of SFAS 71, but its applicability is periodically reexamined. If a portion of MidAmerican's utility operations no longer meets the criteria of SFAS 71, MidAmerican would be required to eliminate from its balance sheet the regulatory assets and liabilities related to those operations that resulted from actions of its regulators. Although the amount of such an elimination would depend on the specific circumstances, a material adjustment to earnings in the appropriate period could result from discontinuing SFAS 71. As of March 31, 1997, MidAmerican had approximately $371 million of regulatory assets in its Consolidated Balance Sheet because these costs are expected to be recovered in charges to utility customers.

E)  MIDAMERICAN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES:

     The MidAmerican-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely MidAmerican Junior Subordinated Debentures included in the Consolidated Balance Sheets were issued by MidAmerican Energy Financing I (the Trust), a wholly-owned statutory business trust of MidAmerican. The sole assets of the Trust are $103.1 million of MidAmerican 7.98% Series A Debentures due 2045.

F)  COMMON SHAREHOLDERS' EQUITY:

     In March 1997, Holdings announced its plan to repurchase up to $200 million of the Company's common stock. The Company plans to purchase the shares from time to time as market conditions warrant, with the intent of completing the entire repurchase program by December 31, 1998. As of March 31, 1997, the Company had repurchased 1.2 million shares for $20.3 million.

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             THREE MONTHS             TWELVE MONTHS
                                                            ENDED MARCH 31            ENDED MARCH 31
                                                        ----------------------    ------------------------
                                                           1997         1996         1997          1996
                                                        ---------    ---------    ----------    ----------
OPERATING REVENUES
Electric utility ....................................   $ 254,316    $ 262,274    $1,091,050    $1,110,690
Gas utility .........................................     211,565      195,986       552,332       483,222
                                                        ---------    ---------    ----------    ----------
                                                          465,881      458,260     1,643,382     1,593,912
                                                        ---------    ---------    ----------    ----------


OPERATING EXPENSES
Cost of fuel, energy and capacity ...................      59,283       61,375       232,225       237,586
Cost of gas sold ....................................     141,833      122,736       364,111       293,190
Other operating expenses ............................      93,607       87,601       356,180       397,440
Maintenance .........................................      23,749       18,736        93,634        82,808
Depreciation and amortization .......................      42,008       40,944       165,656       160,975
Property and other taxes ............................      25,490       25,177        92,943        94,544
Income taxes ........................................      23,504       32,330       102,380        95,333
                                                        ---------    ----------    ----------   ----------
                                                          409,474      388,899     1,407,129     1,361,876
                                                        ---------    ---------    ----------    ----------

OPERATING INCOME ....................................      56,407       69,361       236,253       232,036
                                                        ---------    ---------    ----------    ----------

NON-OPERATING INCOME
Interest and dividend income ........................         906          512         1,992         1,432
Non-operating income taxes ..........................        (919)         207        (2,847)        1,446
Other, net ..........................................       1,331         (948)        4,679        (5,947)
                                                        ---------    ----------   ----------    ----------
                                                            1,318         (229)        3,824        (3,069)
                                                        ---------    ----------   ----------    ----------

INTEREST CHARGES
Interest on long-term debt ..........................      19,886       19,826        79,494        79,937
Other interest expense ..............................       1,329        3,323         8,848        11,415
Preferred dividends of subsidiary trust .............       1,995         --           2,283          --
Allowance for borrowed funds ........................        (709)      (1,436)       (3,485)       (5,761)
                                                        ---------    ---------    ----------    ----------
                                                           22,501       21,713        87,140        85,591
                                                        ---------    ----------   ----------    ----------

INCOME FROM CONTINUING OPERATIONS ...................      35,224       47,419       152,937       143,376

INCOME (LOSS) FROM DISCONTINUED OPERATIONS ..........        --          6,105       (16,266)        3,394
                                                        ---------    ---------    ----------    ----------
NET INCOME ..........................................      35,224       53,524       136,671       146,770
PREFERRED DIVIDENDS .................................       2,774        2,477        10,698         8,255
                                                        ---------    ---------    ----------    ----------

EARNINGS ON COMMON STOCK ............................   $  32,450    $  51,047    $  125,973    $  138,515
                                                        =========    =========    ==========    ==========

The accompanying notes are an integral part of these statements.

                          MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       AS OF
                                                                   -------------------------------------
                                                                           MARCH 31          DECEMBER 31
                                                                   -----------------------   -----------
                                                                      1997         1996         1996
                                                                   ----------   ----------   ----------
                                                                          (UNAUDITED)
ASSETS
UTILITY PLANT
Electric .......................................................   $4,036,785   $3,955,941   $4,013,851
Gas ............................................................      726,906      682,725      723,491
                                                                   ----------   ----------   ----------
                                                                    4,763,691    4,638,666    4,737,342
Less accumulated depreciation and amortization .................    2,190,212    2,072,255    2,154,505
                                                                   ----------   ----------   ----------
                                                                    2,573,479    2,566,411    2,582,837
Construction work in progress ..................................       39,104       69,729       49,305
                                                                   ----------   ----------   ----------
                                                                    2,612,583    2,636,140    2,632,142
                                                                   ----------   ----------   ----------

POWER PURCHASE CONTRACT ........................................      190,326      210,651      190,897
                                                                   ----------   ----------   ----------

INVESTMENT IN DISCONTINUED OPERATIONS ..........................         --        289,272         --
                                                                   ----------   ----------   ----------

CURRENT ASSETS
Cash and cash equivalents ......................................       22,920       10,831       84,215
Receivables ....................................................      194,823      179,523      253,944
Inventories ....................................................       59,704       60,671       90,864
Other ..........................................................        5,018        3,346        7,776
                                                                   ----------   ----------   ----------
                                                                      282,465      254,371      436,799
                                                                   ----------   ----------   ----------

INVESTMENTS ....................................................       94,513      106,140      118,344
                                                                   ----------   ----------   ----------


OTHER ASSETS ...................................................      380,528      404,908      396,471
                                                                   ----------   ----------   ----------

TOTAL ASSETS ...................................................   $3,560,415   $3,901,482   $3,774,653
                                                                   ==========   ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ....................................   $  987,880   $1,244,250   $  986,825
MidAmerican preferred securities, not subject to
  mandatory redemption .........................................       31,766       81,461       31,769
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities .............................       50,000       50,000       50,000
  MidAmerican-obligated preferred securities of
     subsidiary trust holding solely MidAmerican
     junior subordinated debentures ............................      100,000         --        100,000
Long-term debt (excluding current portion) .....................      982,623    1,109,563    1,086,955
                                                                   ----------   ----------   ----------
                                                                    2,152,269    2,485,274    2,255,549
                                                                   ----------   ----------   ----------
CURRENT LIABILITIES
Notes payable ..................................................       40,025       99,800      161,700
Current portion of long-term debt ..............................      125,068          917       49,560
Current portion of power purchase contract .....................       13,718       13,029       13,718
Accounts payable ...............................................      121,125      139,354      122,974
Taxes accrued ..................................................       86,570       89,654       82,338
Interest accrued ...............................................       17,611       18,519       24,245
Other ..........................................................       23,318       15,868       24,452
                                                                   ----------   ----------   ----------
                                                                      427,435      377,141      478,987
                                                                   ----------   ----------   ----------
OTHER LIABILITIES
Power purchase contract ........................................       97,504      112,700       97,504
Deferred income taxes ..........................................      616,207      618,761      616,567
Investment tax credit ..........................................       87,414       93,591       88,842
Other ..........................................................      179,586      214,015      237,204
                                                                   ----------   ----------   ----------
                                                                      980,711    1,039,067    1,040,117
                                                                   ----------   ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES ...........................   $3,560,415   $3,901,482   $3,774,653
                                                                   ==========   ==========   ==========

The accompanying notes are an integral part of these statements
                                      -10-

                          MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED MARCH 31
                                                                ---------------------------
                                                                      1997         1996
                                                                   ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .....................................................   $  35,224    $  53,524
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ................................      47,644       46,637
  Net decrease in deferred income taxes and
    investment tax credit, net .................................      (1,789)        (496)
  Amortization of other assets .................................       6,620        5,258
  Income from discontinued operations ..........................        --         (6,105)
  Other-than-temporary decline in value of investments .........        --          2,230
  Impact of changes in working capital, net of effects from
    discontinued operations ....................................      87,654       60,059
  Other ........................................................     (17,468)      (9,576)
                                                                   ---------    ---------
    Net cash provided ..........................................     157,885      151,531
                                                                   ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ..............................     (26,603)     (28,518)
Quad Cities Nuclear Power Station decommissioning trust fund ...      (2,140)      (2,159)
Deferred energy efficiency expenditures ........................      (3,723)      (1,951)
Nonregulated capital expenditures ..............................      (1,704)        (325)
Investment in discontinued operations ..........................        --          9,818
Other investing activities, net ................................          98          349
                                                                   ---------    ---------
  Net cash used ................................................     (34,072)     (22,786)
                                                                   ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid .................................................     (34,274)     (32,699)
Retirement of long-term debt, including reacquisition cost .....     (29,156)        (166)
Reacquisition of preferred shares ..............................          (3)      (8,750)
Net decrease in notes payable ..................................    (121,675)     (85,000)
                                                                   ---------    ---------
  Net cash used ................................................    (185,108)    (126,615)
                                                                   ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........     (61,295)       2,130
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............      84,215        8,701
                                                                   ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................   $  22,920    $  10,831
                                                                   =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ......................   $  30,448    $  28,050
                                                                   =========    =========
Income taxes paid ..............................................   $  13,218    $   4,412
                                                                   =========    =========

The accompanying notes are an integral part of these statements

                           MIDAMERICAN ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A)  GENERAL:

     The consolidated financial statements included herein have been prepared by MidAmerican, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of MidAmerican, all adjustments have been made to present fairly the financial position, the results of operations and the changes in cash flows for the periods presented. Although MidAmerican believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in MidAmerican's latest Annual Report on Form 10-K.

B)  ENVIRONMENTAL MATTERS:

     Refer to Note B of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's environmental matters.

C)  RATE MATTERS:

     Refer to Note C of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's rate matters.

D)  ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION:

     Refer to Note D of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's accounting for the effects of certain types of regulation.

E)  MIDAMERICAN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES:

     Refer to Note E of Holdings' Notes to Consolidated Financial Statements for information regarding the MidAmerican-Obligated Mandatorily Redeemable Preferred Securities.

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

     MidAmerican is a public utility with electric and natural gas operations and is the principal subsidiary of Holdings. MidAmerican Capital and Midwest Capital are Holdings' nonregulated subsidiaries. Midwest Capital functions as a regional business development company in MidAmerican's utility service territory. During the second quarter of 1996, the Company restructured the former InterCoast Energy Company and changed the subsidiary's name to MidAmerican Capital Company. MidAmerican Capital manages the rail service businesses, the marketable securities and passive investment activities, nonregulated retail natural gas businesses and other energy related, nonregulated activities. The Company completed the sale of MidAmerican Capital's oil and gas exploration and development operations in January 1997.

DESCRIPTION OF FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS

     The MidAmerican merger is accounted for as a pooling-of-interests, and the consolidated financial statements are presented as if the merger occurred as of the beginning of the earliest period presented. In addition, the consolidated financial statements of MidAmerican present amounts related to MidAmerican Capital and Midwest Capital as discontinued operations for all periods that include months prior to December 1, 1996, in order to reflect their transfer to Holdings in December 1996.

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


FORWARD-LOOKING STATEMENTS

     From time to time, the Company or one of its subsidiaries individually may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning revenue and cost trends, cost recovery, cost reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Company's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, fuel prices, competitive factors, general economic conditions in the Company's service territory, interest rates, inflation and federal and state regulatory actions.


                              RESULTS OF OPERATIONS
                              ---------------------

Holdings:
---------

     The following table provides a summary of the earnings contributions of the Company's operations for each of the periods presented:

                                              Periods Ended March 31
                                       --------------------------------------
                                         Three Months        Twelve Months
                                       ----------------   -------------------
                                        1997      1996     1997       1996
                                       ------    ------   ------     -------
     Net Income (in millions)
       Continuing operations
         Electric utility           $  13.6     $  22.1     $ 114.3     $ 115.3
         Gas utility                   18.8        22.8        27.9        19.8
                                    -------     -------     -------     -------
         Total                         32.4        44.9       142.2       135.1
         Nonregulated operations        1.7         3.5       (12.7)       (2.0)
       Discontinued operations         (0.2)        2.6       (15.6)        5.4
                                    -------     -------     -------     -------
         Consolidated earnings      $  33.9     $  51.0     $ 113.9     $ 138.5
                                    =======     =======     =======     =======

     Earnings Per Common Share
       Continuing operations
         Electric utility           $  0.13     $  0.22     $  1.13     $  1.15
         Gas utility                   0.19        0.23        0.28        0.20
                                    -------     -------     -------     -------
         Total                         0.32        0.45        1.41        1.35
         Nonregulated operations       0.02        0.03       (0.12)      (0.02)
     Discontinued operations           --          0.03       (0.16)       0.05
                                    -------     -------     -------     -------
        Consolidated earnings       $  0.34     $  0.51     $  1.13     $  1.38
                                    =======     =======     =======     =======

MidAmerican:
------------

     The following table provides a summary of the earnings contributions of MidAmerican's operations for each of the periods presented:

                                                Periods Ended March 31
                                    -------------------------------------------
                                        Three Months             Twelve Months
                                    -------------------     -------------------
                                      1997        1996        1997        1996
                                    -------     -------     -------     -------
                                                  (in millions)
     Earnings on Common Stock
     Continuing operations
          Electric utility          $  13.6     $  22.1     $ 114.3     $ 115.3
          Gas utility                  18.8        22.8        27.9        19.8
                                    -------     -------     -------     -------
              Total                    32.4        44.9       142.2       135.1
     Discontinued operations*          --           6.1       (16.2)        3.4
                                    -------     -------     -------     -------
          Consolidated earnings     $  32.4     $  51.0     $ 126.0     $ 138.5
                                    =======     =======     =======     =======

  * Includes the income (loss) of MidAmerican Capital and Midwest Capital prior to their transfer to Holdings on December 1, 1996.

EARNINGS DISCUSSION

     The Company's earnings per share for the first quarter of 1997 decreased 17 cents compared to the 1996 first quarter. Some of the significant variances which resulted in the decrease are as follows, on a Holdings per share basis:

     MidAmerican
       Net reduction in electric and gas
         gross margin due to -
           Variation in the effect of weather                $ (0.05)
           Electric retail rate reduction                      (0.03)
           Improvements due to other factors                    0.02
       Increase in nuclear O&M expenses                        (0.03)
       Increase in other O&M expenses                          (0.03)
       Losses on reaquired preferred stock
         and reacquired long-term debt                         (0.02)

     Nonregulated subsidiaries continuing operations           (0.01)

     Discontinued operations                                   (0.03)


     Earnings for the twelve months ended March 31, 1997, decreased 25 cents per share compared to twelve months ended March 31, 1996. The impact of discontinued operations resulted in a 21 cents per share decrease. Utility electric and gas margins decreased 9 cents per share due to a less favorable impact of weather and rate reductions. An increase in utility maintenance expenses resulted in a 6 cents per share decrease. Earnings of nonregulated subsidiaries for the twelve months ended March 31, 1996, included 5 cents per share from gains on the sales of a telecommunications subsidiary and a partnership interest in a gas marketing organization. Following is a discussion of several other significant factors affecting the twelve months ended comparison.

     In August 1996, the Company announced a proposal to merge with IES Industries Inc. (IES), a holding company headquartered in Cedar Rapids, Iowa. The IES board of directors rejected the Company's proposal in favor of a pending merger with WPL Holdings and Interstate Power Co. (the Wisconsin Transaction). At their September 5, 1996, annual meeting, the holders of a majority of IES common stock voted in favor of the Wisconsin Transaction, and the Company discontinued its attempt to merge with IES. In the effort, MidAmerican incurred tax deductible costs of $8.7 million in 1996 which reduced earnings by 5 cents per share for the 1997 twelve-month period.

     The Company's and MidAmerican's earnings for twelve months ended March 31, 1996, were reduced by costs related to the MidAmerican merger. As part of the process of combining the operations of MidAmerican's predecessors, the Company developed a restructuring plan which included employee incentive early retirement, relocation and separation programs. The Company recorded $33.4 million of restructuring costs during the twelve months ended March 31, 1996, of which $31.9 million is included in utility operations. These costs are reflected in Other Operating Expenses in the Consolidated Statements of Income.

     In addition, MidAmerican incurred transaction costs to complete the merger. MidAmerican expensed $4.4 million of merger transaction costs in the twelve months ended March 31, 1996. These costs are included in Other, Net in the Consolidated Statements of Income.

     In total, restructuring and transaction costs reduced the Company's earnings for the 1996 twelve-month period by 24 cents per share.

     Write-downs of certain assets, primarily alternative energy projects, of the Company's nonregulated subsidiaries reduced earnings for each of the twelve months ended March 31. The write-downs, which reflect declines in the value of those nonregulated investments, reduced earnings by approximately $9.4 million, or 9 cents per share, and $10.2 million, or 10 cents per share, in the 1997 and 1996 twelve-month periods, respectively. The pre-tax amounts of the write-downs, which are included in Other, Net in the Consolidated Statements of Income, totaled $15.6 million and $18.0 million for the 1997 and 1996 periods, respectively.

     Discontinued Operations -

Holdings:
---------

     The Company is redeploying certain of its nonregulated investments as part of its strategy of becoming the leading regional provider of energy and complementary services. As discussed below, the Company discontinued some of its nonregulated operations during the second half of 1996. The related income or loss from operations and the anticipated losses on disposal are reflected as discontinued operations in each of the periods presented in the Consolidated Statements of Income. Net assets of the discontinued operations are separately presented in the Consolidated Balance Sheets as Investment in Discontinued Operations.

     In the fourth quarter of 1996, the Company and KCS Energy, Inc. (KCS) of Edison, New Jersey, signed a definitive agreement to sell a portion of the Company's nonregulated operations to KCS for $210 million in cash and 435,000 warrants to purchase KCS common stock. The sale, which included the Company's oil and gas exploration and development operations, was completed in January 1997. The Company recorded an after-tax loss of $7.1 million for the transaction in 1996 and an additional $0.5 million in the first quarter of 1997.

     The Company also intends to divest a subsidiary that developed and continues to operate a computerized information system facilitating real-time exchange of power in the electric industry. The Company expects the disposition to occur during the second quarter of 1997 and, accordingly, recorded a $4.0 million anticipated after-tax loss on disposal of those operations in September 1996.

MidAmerican:
------------

     MidAmerican received $15.3 million in cash in 1996 as final settlement for the sale of a former coal mining subsidiary which was reflected as discontinued operations in 1982 by one of MidAmerican's predecessors. The final settlement included reacquisition by the buyer of preferred equity issued to MidAmerican and the settlement of reclamation reserves. MidAmerican recorded an after-tax loss on disposal of $3.3 million for the transaction in September 1996. This transaction is included in discontinued operations in the consolidated financial statements of MidAmerican as well as Holdings. Discontinued operations of MidAmerican also includes the net earnings/loss of MidAmerican Capital and Midwest Capital for periods including months prior to the December 1, 1996, transfer to Holdings.

UTILITY GROSS MARGIN

     Electric Gross Margin:
     ---------------------

                                              Periods Ended March 31
                                           ----------------------------
                                           Three Months   Twelve Months
                                           ------------   -------------
                                           1997   1996    1997     1996
                                           ----   ----   ------   ------
                                                   (In millions)
     Operating revenues                    $254   $262   $1,091   $1,111
     Cost of fuel, energy and capacity       59     61      232      238
                                           ----   ----   ------   ------

       Electric gross margin               $195   $201   $  859   $  873
                                           ====   ====   ======   ======

     Variations in gross margin are the result of changes in revenues due to price and sales volume variances. Changes in the cost of electric fuel, energy and capacity (collectively, Energy Costs) reflect fluctuations in generation levels and mix, fuel cost, and energy and capacity purchases. MidAmerican has been allowed to recover Energy Costs from most of its electric utility customers through energy adjustment clauses (EACs) in revenues. Variations in revenues collected through the EACs, reflecting changes in Energy Costs per unit sold and volumes sold, do not affect gross margin or net income. Refer to "Rate Matters" under the Operating Activities and Other Matters section of Liquidity and Capital Resources for proposed changes in the recovery of fuel costs in Iowa.

     Electric gross margin for three months ended March 31, 1997, decreased compared to the 1996 three-month period due to warmer 1997 temperatures and rate reductions. Weather in the first quarter of 1997 was milder than normal resulting in a $3 million reduction in electric gross margin in the 1997 first quarter while weather in the 1996 first quarter was colder than normal, contributing $2 million to the electric margin for that period. Reductions in electric retail rates decreased margin by $5.1 million compared to the first quarter of 1996. In total, electric retail sales increased 1% due to modest customer growth and an improvement in sales not dependent upon weather. Sales to the more weather-sensitive customers have a higher margin per unit than sales to other customers and, therefore, affect gross margin to a greater degree.

     The reduction in electric rates was the result of two rate reductions effective in 1996. In October 1996, the Illinois Commerce Commission (ICC) ordered MidAmerican to reduce rates for its Illinois customers by 10%, or $13.1 million in annual revenues, effective November 3, 1996. A negotiated termination of the rate reduction proceeding left in place the initial $13.1 million annual reduction and included a second price reduction of $2.4 million annually to be effective on June 1, 1997. In Iowa, MidAmerican reduced its electric retail rates by $8.7 million effective November 1, 1996. The reduction lowered rates to levels in MidAmerican's pricing proposal filed on June 4, 1996. Refer to "Rate Matters" in Liquidity and Capital Resources later in this discussion for further information regarding the status of the Iowa proceeding.

     Electric gross margin decreased $14 million for the twelve months ended March 31, 1997, compared to the 1996 period. In addition to the impact of weather discussed above, cooler weather conditions in the 1996 third quarter compared to the 1995 third quarter caused a decrease in weather-related sales. In total, electric retail sales increased 1% due to modest customer growth and an improvement in sales not dependent upon weather. As mentioned above, sales to the more weather-sensitive customers have a higher margin per unit than sales to other customers. As a result, the decrease in sales to those customers had a greater impact on margin than increases in sales to other customers. The rate reductions discussed above also contributed to the decrease in electric gross margin for the twelve months ended comparison. In addition, electric revenues and gross margin were reduced by $3.7 million in the twelve months ended March 31, 1997, for a rate refund reserve for revenues between August 1 and October 31, 1996, in connection with the Iowa proceeding.

     Gas Gross Margin:
     -----------------                       Periods Ended March 31
                                          -------------------------------
                                          Three Months    Twelve Months
                                          ------------    -------------
                                           1997   1996    1997     1996
                                           ----   ----   ------   ------
                                                  (In millions)
     Operating revenues                    $212   $196   $  552   $  483
     Cost of gas sold                       142    123      364      293
                                           ----   ----   ------   ------
       Gas gross margin                    $ 70   $ 73   $  188   $  190
                                           ====   ====   ======   ======

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

     Gas gross margin for three months ended March 31, 1997, decreased $3 million compared to the 1996 three-month period due to warmer 1997 weather. Weather in the first quarter of 1997 was milder than normal resulting in a $1 million decrease in gas gross margin while weather in the 1996 first quarter was colder than normal, contributing $2 million to the gas margin for that period. Retail sales of natural gas decreased 10% compared to the first quarter of 1996.

     Gas gross margin decreased $2 million for the twelve months ended March 31, 1997, compared to the 1996 period. The decrease is due primarily to the impact of weather. Retail sales of natural gas decreased 7% compared to twelve months ended March 31, 1996.

UTILITY OPERATING EXPENSES

     Utility other operating expenses increased for three months ended March 31, 1997, compared to the 1996 three-month period due to a $2.7 million increase in operating costs at the Quad Cities Nuclear Station (Quad Cities Station) and increases in consulting services fees, uncollectible accounts expense, employee benefits costs and various operations expenses. The decrease in utility other operating expenses for the 1997 twelve months ended period was due primarily to costs in the 1996 period of the restructuring plan discussed under "Earnings" in the Results of Operations section. In addition, the 1997 twelve-month period includes a full year of cost savings resulting from the merger. Nuclear operations costs decreased $2.2 million for the twelve months ended March 31, 1997, compared to the 1996 period. The decreases were partially offset by increases in consulting services fees, uncollectible accounts expense, marketing expenses and regulatory costs related to ratemaking activity.

     Maintenance expenses increased for each 1997 period compared to the respective 1996 periods. The timing of power plant maintenance and increased nuclear maintenance costs accounted for much of the variation between the periods. For the 1997 three months ended period, steam power maintenance increased $1.8 million and maintenance costs at the Quad Cities Station increased $2.6 million compared to the 1996 period. For the twelve months ended comparison, steam power maintenance increased $3.4 million. This increase includes an offsetting reduction from a $6.2 million adjustment in the 1996 fourth quarter to align inventory accounting of predecessor companies. Maintenance expense for the Quad Cities Station increased $4.7 million for the 1997 period compared to the 1996 twelve-month period. Based on information currently available, MidAmerican expects 1997 nuclear operations and maintenance expenses to be substantially above the 1996 level due in part to outage costs and other activities at the Quad Cities Station.

     Property and other taxes decreased for the 1997 twelve-month period compared to the 1996 twelve-month period due to a reduction in assessments for regulatory activities.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

Holdings:
---------

     Revenues of MidAmerican Capital and Midwest Capital increased a total of $69.2 million and $191.0 million for the three-month and twelve-month periods ended March 31, 1997, relative to the comparable 1996 periods. The increase was due primarily to respective increases of $67.1 million and $182.9 million in revenues from natural gas marketing subsidiaries, one of which did not exist in 1995. Sales volumes for the natural gas marketing firms increased 22 million MMBtu's (150%) for the 1997 three months ended period and 69 million MMBtu's (187%) for the 1997 twelve months ended period compared to the 1996 periods. In addition, the average price of natural gas increased for the 1997 periods compared to the 1996 levels.

     Cost of sales includes expenses directly related to sales of natural gas. Increases in gas sales volumes and cost per unit resulted in the increase in the cost of sales for each 1997 period compared to the 1996 periods.

     Average margins (total price less cost of gas) on sales of natural gas decreased in the 1997 periods compared to the 1996 periods due in part to increased competition in the nonregulated natural gas industry. Compared to the 1996 periods, total gross margin on nonregulated natural gas sales decreased $1.7 million and $4.9 million for the three months and twelve months ended March 31, 1997, periods, respectively.

NON-OPERATING INCOME AND INTEREST EXPENSE

MidAmerican:
------------

     Other, Net -

     During the first quarter of 1996, MidAmerican recorded a reserve of $2.2 million for a dispute with a vendor. In the fourth quarter of 1996, the reserve was reversed following successful resolution of the dispute. The accrual and reversal resulted in a $4.4 million impact on the comparison of the twelve months ended periods. During the twelve months ended March 31, 1997, MidAmerican recorded a pre-tax gain of $3.2 million on the sale of certain storage gas supplies and $2.7 million of income as a result of successful performance under its incentive gas procurement program. Other, Net for the 1997 twelve months ended period was reduced by $8.7 million for costs incurred by MidAmerican for its merger proposal to IES Industries Inc. Merger transaction costs related to MidAmerican's 1995 merger reduced Other, Net for the twelve months ended March 31, 1996, by $4.4 million.

     Interest Charges -

     A decrease in the average amount of commercial paper outstanding compared to the 1996 first quarter was the cause of the decrease in other interest expense for the 1997 three-months ended period. Interest expense related to IRS settlements in the 1996 twelve-month period resulted in higher expense for that period.

Holdings:
---------

     Realized Gains and Losses on Securities, Net -

     Net realized gains on securities decreased for the 1997 three-month and twelve-month periods compared to the 1996 periods. During the first quarter of 1996, MidAmerican Capital began liquidation of certain common equity fund holdings, realizing gains on such sales. In the first quarter of 1997, MidAmerican Capital began liquidation of its special purpose fund investments, but did not have net gains comparable to those in the first quarter of 1996. Losses on continued liquidation of common equity fund holdings and managed preferred stock portfolios in the last nine months of 1996 resulted in a net loss on securities for the twelve months ended March 31, 1997.

     Other, Net -

     As discussed in the "Earnings" section at the beginning of Results of Operations, write-downs of nonregulated investments decreased Other, Net by $15.6 million and $18.0 million for the 1997 and 1996 twelve months ended March 31 periods, respectively. The $18.0 million includes a $3.0 million write-down in December 1995 of the Hub Tower, a Des Moines office building. The carrying value of the property was previously written down by $5.8 million in 1992 to reflect then anticipated market values. In the third quarter of 1996, Midwest Capital recorded a $1.8 million pre-tax gain on the sale of the Hub Tower. The 1996 twelve-month period includes pre-tax gains totaling $8.5 million on the sales of a partnership interest in a gas marketing organization and a telecommunication subsidiary.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     For the first three months of 1997, Holdings had net cash provided from operating activities of $193 million compared to $166 million for the same period in 1996. MidAmerican's net cash provided from operating activities was $158 million for the first quarter of 1997 and $152 million for the first quarter of 1996.

INVESTING ACTIVITIES AND PLANS

MidAmerican:
------------

     MidAmerican's primary need for capital is utility construction expenditures. Utility construction expenditures, including allowance for funds used during construction (AFUDC), Quad Cities Station nuclear fuel purchases and Cooper Nuclear Station (Cooper) capital improvements, were $27 million for the first quarter of 1997. All such expenditures were met with cash generated from utility operations, net of dividends.

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

     Operators of a nuclear facility are required to set aside funds to provide for costs of future decommissioning of their nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican expects to contribute approximately $47 million during the period 1997 through 2001 to an external trust established for the investment of funds for decommissioning the Quad Cities Station. Currently, the funds are invested predominately in investment grade municipal and U.S. Treasury bonds. In 1997, MidAmerican directed the trust to begin investing a portion of the funds in domestic corporate debt and common equity securities. In addition, a portion of the payments made under a power purchase contract with Nebraska Public Power District (NPPD) are for decommissioning funding related to Cooper. The Cooper costs are reflected in Other Operating Expenses in the Consolidated Statements of Income. Based on NPPD estimates, MidAmerican expects to pay approximately $59 million to NPPD for Cooper decommissioning during the period 1997 through 2001. NPPD invests the funds predominantly in U.S. Treasury Bonds. MidAmerican's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. MidAmerican currently recovers Quad Cities Station decommissioning costs charged to Illinois customers through a rate rider on customer billings. Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and increases in those amounts must be sought through the normal ratemaking process.

Holdings:
---------

     Capital expenditures of nonregulated subsidiaries were $3 million for the first quarter of 1997. Capital expenditures of nonregulated subsidiaries depend primarily upon the availability of suitable investment opportunities which meet the Company's objectives. The Company continues to evaluate nonstrategic, nonregulated investments and may redeploy certain assets in 1997. External financing may also be used to provide for nonregulated capital expenditures.

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

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

MidAmerican:
------------

     MidAmerican currently has authority from the Federal Energy Regulatory Commission (FERC) to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of

March 31, 1997, MidAmerican had a $250 million revolving credit facility agreement and a $10 million line of credit to provide short-term financing for utility operations. MidAmerican's commercial paper borrowings, which totaled $40 million at March 31, 1997, are supported by the revolving credit facility and the line of credit. MidAmerican also has a revolving credit facility which is dedicated to provide liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     During 1996, MidAmerican redeemed all shares of its $1.7375 Series of preferred securities. In October, MidAmerican reacquired $28 million of its 6.95% Series first mortgage bonds due 2025 and $3.5 million of its 7.45% Series first mortgage bonds due 2023. In December 1996, MidAmerican issued $103 million of 7.98% Series subordinated debt debentures to a subsidiary statutory business trust which in turn issued $100 million of 7.98% Series A redeemable preferred securities. MidAmerican also issued in December 1996 $100 million of 6 1/2% Medium-Term Notes due 2001. Proceeds from these financings were used to redeem all $40 million of MidAmerican's 8.15% Series first mortgage bonds due 2001 and the remaining $45.8 million of $1.7375 Series preferred securities mentioned above. The balance of the proceeds was used to reduce commercial paper outstanding.

     During the first quarter of 1997, MidAmerican repurchased $19.6 million of 7.45% Series first mortgage bonds and $9.5 million of its 7.0% Series first mortgage bonds.

     MidAmerican currently has regulatory authority to issue an additional $300 million of preferred securities and long-term debt, including its medium-term note program. It is management's intent to refinance certain MidAmerican debt securities with additional issuances of unsecured debt and preferred securities of a subsidiary trust as market conditions allow.

     As of March 31, 1997, MidAmerican had $449 million of long-term debt maturities and sinking fund requirements for 1997 through 2001.

Credit Ratings -

     MidAmerican's access to external capital and its cost of capital are influenced by the credit ratings of its securities. MidAmerican's credit ratings as of May 2, 1997, are shown in the table below. The ratings reflect only the views of such rating agencies, and each rating should be evaluated independently of any other rating. Generally, rating agencies base their ratings on information furnished to them by the issuing company and on investigation, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if in the judgment of the rating agency circumstances so warrant. Such ratings are not a recommendation to buy, sell or hold securities.

                                     Moody's
                                     Investors     Standard
                                      Service      & Poor's

     Mortgage Bonds                     A2            A+
     Unsecured Medium-Term Notes        A3            A
     Preferred Stocks                   a3            A
     Commercial Paper                  P-1            A-1

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

Preferred Dividends -

     Preferred dividends include net gains or losses on the reacquisition of MidAmerican preferred shares. Net losses on reacquisitions totaled $1.4 million and $2.8 million for the 1997 three-month and twelve-month periods, respectively, and $0.2 million for the comparable 1996 periods. Excluding these losses, preferred dividends increased for the first quarter of 1997 compared to the first quarter of 1996 due to the increase in preferred stock outstanding.

Holdings:
---------

     As of March 31, 1997, Holdings had lines of credit in the amount of $40 million available to provide for short-term financing needs.

     In addition, Holdings has the necessary authority to issue shares of its common stock through its Shareholder Options Plan (a dividend reinvestment and stock purchase plan). Since July 1, 1995, the Company has used open market purchases of its common stock rather than original issue shares to meet share obligations under its Employee Stock Purchase Plan and the Shareholder Options Plan. Holdings currently plans to continue using open market purchases to meet share obligations under these plans.

     In March 1997, Holdings announced its plan to repurchase up to $200 million of the Company's common stock. The Company plans to purchase the shares from time to time as market conditions warrant, with the intent of completing the entire repurchase program by December 31, 1998. As of March 31, 1997, the Company had repurchased 1.2 million shares.

     On April 23, 1997, Holdings' board of directors declared a quarterly dividend on common shares of $0.30 per share payable June 1, 1997. The dividend represents an annual rate of $1.20 per share.

     As of March 31, 1997, continuing operations of MidAmerican Capital had unsecured revolving credit facilities in the amount of $114 million. Currently MidAmerican Capital has a zero balance outstanding under these facilities. In January 1997, MidAmerican Capital paid off $90 million outstanding under the revolving credit facilities with proceeds from the sale transaction with KCS.

     Another $100 million revolving credit facility related to discontinued operations was terminated in January 1997, and the $84 million outstanding was paid off. In addition, MidAmerican Capital terminated two $32 million floating-rate-to-fixed-interest-rate swaps related to amounts previously outstanding under one of the revolving credit facilities.

     MidAmerican Capital has $142 million of long-term debt maturities and sinking fund requirements for 1997 through 2001, of which $30 million is in 1997.

     Midwest Capital   currently  has  a  $25  million  line  of  credit  with
MidAmerican, of which $5 million was outstanding at March 31, 1997.

OPERATING ACTIVITIES AND OTHER MATTERS

     The Company continues to adjust its strategies and operations for changes it expects in the electric utility industry. The merger that resulted in MidAmerican and the subsequent reorganization of utility operations were some of the first steps taken to better position the Company for competition. In June 1996, MidAmerican filed an electric pricing proposal in Iowa and Illinois that it believes benefits customers and is designed to allow MidAmerican to function more effectively in a competitive environment. Refer to the following discussion under the heading "Rate Matters" for the current status of those filings. The following discussion addresses some of the changes affecting the industry and actions the Company is taking to better position itself as the industry evolves.

Holdings:
---------

     During 1996, the Company began to reevaluate its nonregulated investments. Through the evaluation process, management will determine which investments fit the Company's objectives and which should be divested. The method of divestiture could include alternatives from finding an immediate buyer to holding the investment until maturity. The Company holds approximately 50 different investments within its MidAmerican Capital and Midwest Capital subsidiaries which it is evaluating. In the twelve months ended March 31, 1997, the evaluation of nonregulated investments resulted in a $20.9 million reduction in earnings because of asset impairments or a decision to pursue the sale of an investment at an amount below its carrying value. The process will continue for the next 15 to 21 months and could result in additional losses if the Company decides to divest of investments for less than carrying value.

MidAmerican:
------------

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

     MidAmerican is taking steps to address the future entrance of retail competition in the electric utility industry. MidAmerican is, and will be, negotiating long-term contracts with its industrial and commercial customers, the customer classes currently mostly likely to have alternate supplier choices. In March 1997, MidAmerican initiated an advertising campaign designed to establish MidAmerican's brand identity within MidAmerican's service territory. A distinctive brand identity will become increasingly important as the electric industry is restructured to allow customer choice.

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

     MidAmerican is a member of the Illinois Coalition for Responsible Electricity Choice (the Coalition). The Coalition has produced draft legislation (the Proposal) that would restructure Illinois' electric industry and allow Illinois customers to choose their electric service provider. The Proposal is designed to, among other things, balance tax and regulatory burdens; transition the industry to a competitive electric marketplace in phases between the years 2000 and 2005; stabilize or reduce tariffed electric rates; provide for recovery of prior mandated investments of the utilities; and increase flexibility for utilities while providing for oversight of reliability and safety by the ICC. The Proposal and others are being addressed by the Illinois legislature in 1997, and MidAmerican is an active participant in the legislative subcommittee that is developing a single bill. The Illinois legislature previously passed laws allowing the filing of alternative pricing plans by utilities and increased flexibility for agreements with industrial customers.

     In Iowa, no legislation has yet been introduced to allow generation or retail service competition. MidAmerican expects legislation on competition and utility industry restructuring may be introduced in the 1998 Iowa legislative session since the 1997 session is closed. MidAmerican is preparing its own legislative proposal regarding electric industry restructuring to be offered at the appropriate time.

     In 1996, the IUB directed MidAmerican and another Iowa investor-owned utility to sign alternative energy contracts by March 11, 1997. MidAmerican has reached agreement with Zond Development Corporation to supply MidAmerican with wind-generated energy, subject to IUB approval. Zond is required to begin supplying the energy to MidAmerican within three years after regulatory agencies approve the agreement. Energy received under the 20-year contract with Zond, together with 10 MW of electricity already received from other alternate energy producers, will fulfill MidAmerican's requirement under Iowa law to purchase 55 MW of electricity generated by alternate energy sources in Iowa. Due to the declining per unit cost over the life of the contract, the impact on the Company's financial position or results of operations will be minimal.

     The Energy Policy Act (EPAct) was enacted in 1992 to promote competition in the wholesale electric market. In April 1996, the FERC issued final rules (Orders 888 and 889) to direct the implementation of EPAct. In general, Orders 888 and 889, require public utilities and other transmission providers and users to provide other companies the same transmission access, service and pricing that they provide themselves. In compliance with Order 888, which was effective July 9, 1996, MidAmerican has filed a pro forma open access transmission tariff and is currently operating under it. In accordance with Order 889, which was effective January 3, 1997,
MidAmerican has separated its electric wholesale marketing and transmission operation functions. Order 889 establishes standards of conduct for this functional separation and further requires transmission providers such as MidAmerican to either create or participate in an Open Access Same Time
Information System (OASIS). MidAmerican is a long-time member of the Mid-Continent Area Power Pool (MAPP) and has elected to participate in the MAPP OASIS. These developments assure that all transmission customers of MidAmerican, including MidAmerican's own wholesale marketing function, can obtain transmission information at the same time and can request service on the same basis.

     A possible consequence of competition in the utility industry is that Statement of Financial Accounting Standards (SFAS) No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. MidAmerican's electric and gas utility operations are currently subject to the provisions of SFAS 71, but its applicability is periodically reexamined. If a portion of MidAmerican's utility operations no longer meets the criteria of SFAS 71, MidAmerican would be required to eliminate from its balance sheet the assets and liabilities related to those operations that resulted from actions of its regulators. Although the amount of such an elimination would depend on the specific circumstances, a material adjustment to earnings in the appropriate period could result from the discontinuance of SFAS 71. As of March 31, 1997, MidAmerican had $371 million of regulatory assets in its Consolidated Balance Sheet.

     Energy Efficiency -

     On July 1, 1996, new legislation became effective enhancing energy efficiency program flexibility, eliminating mandatory spending levels for energy efficiency programs and allowing more timely recovery of energy efficiency expenditures as determined by the IUB. Previously, electric and gas utilities in Iowa were required to spend approximately 2% and 1.5%, respectively, of their annual Iowa jurisdictional revenues on energy efficiency activities. On April 24, 1997, the IUB issued an order adopting final rules, effective June 25, 1997, for energy efficiency cost recovery and prudence review under the new legislation. MidAmerican plans to file in the third quarter of 1997 for approval to accelerate recovery of deferred and current energy efficiency costs. The Consolidated Balance Sheet as of March 31, 1997, included $113 million of deferred energy efficiency costs. Of that total, approximately $21 million has been approved for collection from customers. Currently, MidAmerican is collecting approximately $14.3 million annually related to those costs. The remaining $92 million of deferred energy efficiency costs will be included in future energy efficiency cost recovery filings.

     Rate Matters -

     On June 4, 1996, MidAmerican filed an electric pricing proposal in Iowa and Illinois. The proposal would provide MidAmerican more flexibility to negotiate with customers who have service options and to mitigate strandable costs. The proposal would also reduce regulatory lag in implementing new tariff services and prices. As part of the proposal, MidAmerican would reduce electric revenues, on a graduated basis, by approximately $25 million annually within five years and eliminate automatic fuel adjustment clauses. The price reductions, possible due to merger and restructuring related cost savings, reduce price disparity within customer classes and would move MidAmerican closer to prices that it believes can be sustained in a competitive market. The proposal was later withdrawn in Illinois, and a settlement was negotiated in a related proceeding. The settlement resulted in annual reductions of $13.1 million and $2.4 million, effective November 3, 1996, and June 1, 1997, respectively.

     On August 1, 1996, the Iowa Office of Consumer Advocate (OCA) requested the IUB to order MidAmerican to reduce its Iowa electric rates by 10.7%, or approximately $101 million annually, in electric revenues. On September 6, 1996, the IUB docketed the OCA request and initiated an investigation into
MidAmerican's rates. The IUB also consolidated the investigation with MidAmerican's alternative regulation and pricing proposal for purposes of the hearings which were scheduled to begin in January 1997. Effective November 1, 1996, MidAmerican reduced its electric rates in Iowa $8.7 million annually to the levels in its pricing proposal filed on June 4, 1996.

     In January 1997, a settlement agreement between MidAmerican, the OCA and other parties to the proceeding was negotiated. The agreement, which includes a number of characteristics of MidAmerican's pricing proposal, is subject to approval by the IUB. A hearing on the settlement was held on April 23, 1997, and a decision is expected in the second quarter of 1997. Prices for residential customers would be reduced approximately $23.5 million annually by June 1, 1998, including the November 1, 1996, reduction. Rates for commercial and industrial customers would be reduced a total of $10 million annually by June 1, 1998, through pilot projects, negotiated rates with individual customers and, if needed, a base rate reduction effective June 1, 1998. The agreement includes a tracking mechanism to currently recover the cost of capital improvements from the Cooper Nuclear Station Power Purchase Contract. The tracking mechanism will offset approximately $9 million of these reductions.

     In addition, the agreement accepts MidAmerican's proposal to eliminate the energy adjustment clause (EAC) which currently is the mechanism through which fuel costs are collected from Iowa customers. The EAC flows the cost of fuel to customers on a current basis, and thus, fuel costs have little impact on net income. Prospectively, base rates for Iowa customers would include a factor for recovery of a representative level of fuel costs. To the extent actual fuel costs vary from that factor, pre-tax earnings would be impacted. The fuel cost factor would be reviewed in February 1999 and adjusted prospectively if actual fuel costs vary 15% above or below the factor included in base rates.

     Under the agreement, if MidAmerican's annual return on common equity exceeds 12%, then a sharing between customers and shareholders begins, and if it exceeds 14%, then a portion of MidAmerican's share would be used for accelerated recovery of certain regulatory assets. The agreement permits MidAmerican to file for increased rates if the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%.

     The agreement also provides that MidAmerican will develop a pilot program for a market access service which allows customers with at least 4 MW of load to choose energy suppliers. The pilot program is limited to 60 MW of participation the first year and can be expanded by 15 MW annually, with the approval of the IUB, until the conclusion of the program. Any loss of revenues associated with the pilot program would be considered part of the $10 million annual reduction for commercial and industrial customers but may not be recovered from other non-participating customers. The program is expected to be offered by the fall of 1997.

     As of March 31, 1997, MidAmerican had a $4.3 million liability recorded for its Iowa electric revenues, plus interest, that were affected by the settlement. In April 1997, MidAmerican refunded approximately $2.4 million, including interest, for revenues between August 1, 1996, and October 31, 1996, that were in excess of those included in the pricing proposal.

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

     The Company is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. The Company's present estimate of probable remediation costs for these sites is $23 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note (B) of Notes for further discussion of the Company's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of such cost in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

     Other Matters -

     MidAmerican has initiated an incentive compensation plan which covers all of its salaried employees. One goal in the plan is achievement of a designated earnings target. The 1997 earnings target, which was established by management, results in a 12.9% return on average common equity for MidAmerican.

ACCOUNTING ISSUES

     The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of nuclear decommissioning costs in the financial statements. In response to these questions, the FASB has issued an Exposure Draft, "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which addresses the accounting for closure and removal costs, including decommissioning of nuclear power plants. If current electric utility industry accounting practices for such decommissioning are changed, the annual provision for decommissioning could increase relative to the current level, and the total estimated cost for decommissioning could be recorded as a liability with recognition of an increase in the cost of related nuclear power plant. Due to the continuing evolution of the exposure draft, the Company is uncertain as to the impact on its results of operations and financial position.

     The Financial Accounting Standards Board has issued a new statement of financial accounting standards No. 128 regarding the calculation of earnings per share which is effective for periods ending after December 15, 1997. The new standard is not expected to have a material effect on the Company's calculation of earnings per share.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     The Company and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     For information relating to the Company's Environmental Matters, reference is made to Part I, Note (B) of Holdings' Notes to Consolidated Financial Statements.

Rate Matters
------------

     For information relating to the Company's Rate Matters, reference is made to Part I. Note C of Holdings' Notes to Consolidated Financial Statements.

Cooper Litigation
-----------------

     On May 26, 1995, a predecessor of MidAmerican filed a lawsuit naming Nebraska Public Power District (NPPD) as defendant. The action is filed in the U.S. District Court for the Southern District of Iowa and is identified as No. 4-95-CV-803556. The legal proceeding is based upon a long-term power purchase agreement between MidAmerican and NPPD, pursuant to which MidAmerican purchases one-half the output of NPPD's Cooper Nuclear Station (Cooper) and pays one-half the cost of operating Cooper. NPPD, in turn, is obligated to operate the plant in an efficient and economical manner consistent with good business and utility practices and in compliance with the terms of its operating license issued to it by the Nuclear Regulatory Commission (NRC). In 1993 and 1994, as a response to NPPD actions, the NRC issued numerous notices of violations to NPPD; as a result of these violations and other safety issues identified by the NRC and NPPD, Cooper experienced unplanned outages and outages were unduly extended.
MidAmerican's position is that NPPD's failure to meet its obligations with respect to the operation of Cooper deprived MidAmerican of the benefits it was entitled to under the power sales contract, causing MidAmerican to lose profits and incur increased costs of operation, which damages MidAmerican seeks to collect from NPPD. A settlement has been reached that eliminates the need for trial. The settlement agreement results in no negative impact on earnings and provides for discussion by the Company and NPPD of potential future changes in their relationship regarding Cooper. Similar litigation has been filed against NPPD by the Lincoln Electric System (LES), a municipal utility serving the City of Lincoln, Nebraska, and purchasing one-eighth of the output of Cooper pursuant to a similar power purchase contract. The LES legal proceeding is pending in Nebraska state court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  EXHIBITS

Exhibits Filed Herewith
-----------------------

Holdings

     Exhibit 12.1 - Computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements.

MidAmerican

     Exhibit 12.2 - Computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements.

Holdings and MidAmerican

     Exhibit 27 - Financial Data Schedules (for electronic filing only).

(B)  REPORTS ON FORM 8-K

     On January 31, 1997, Holdings and MidAmerican filed a joint report on Form 8-K, dated January 31, 1997. The report included the following information:

     Holdings computation of ratios of earnings to fixed charges and computation
     of  ratios  of  earnings  to  fixed   charges   plus   preferred   dividend
     requirements.

     MidAmerican computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements.

     Financial information of Holdings and MidAmerican including selected financial data for the years ended and as of December 31, 1996, 1995, 1994, 1993 and 1992; management's discussion and analysis of financial condition and results of operations; consolidated statements of income, cash flows and retained earnings for the years ended December 31, 1996, 1995 and 1994; consolidated balance sheets and consolidated statements of capitalization as of December 31, 1996 and 1995; notes to the consolidated financial statements; report of the independent public accountant; report of management; and supplemental financial and statistical data.

     On March 11, 1997, Holdings filed a report on Form 8-K, dated March 6, 1997, regarding the announcement of a stock repurchase program which would allow Holdings to repurchase up to $200 million of its common stock. The press release issued in conjunction with the announcement was filed as an Exhibit to the report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                      MIDAMERICAN ENERGY HOLDINGS COMPANY
                                           MIDAMERICAN ENERGY COMPANY
                                      -----------------------------------
                                                 (Registrants)





Date    May 13, 1997                          /s/ P. G. Lindner
        ------------                         ----------------------------
                                                  P. G. Lindner
                                                Senior Vice President and
                                                  Chief Financial Officer