Form 10-Q
period 1997-06-30
MIDAMERICAN ENERGY HOLDINGS CO; MIDAMERICAN ENERGY CO
filed 1997-08-08
CIK 1009526, 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                               -----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                               -----------------------------------------------
Commission      Registrant, State of Incorporation,       IRS Employer
File Number        Address and Telephone Number           Identification No.
-----------     -----------------------------------       --------------------

1-12459         MIDAMERICAN ENERGY HOLDINGS COMPANY               42-1451822
                        (AN IOWA CORPORATION)
                      666 GRAND AVE. PO BOX 657
                          DES MOINES, IOWA
                          515-242-4300

1-11505             MIDAMERICAN ENERGY COMPANY                    42-1425214
                      (AN IOWA CORPORATION)
                    666 GRAND AVE. PO BOX 657
                     DES MOINES, IOWA 50303
                          515-242-4300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X * No
                                              ----   ----
     Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.

    Registrant             Class        Shares Outstanding at July 31, 1997
------------------   -----------------  -----------------------------------
MidAmerican Energy   Common Stock       97,370,213
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



                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                                       AND
                           MIDAMERICAN ENERGY COMPANY

                                      INDEX

                                                                      PAGE NO.
                         PART I. FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                       MidAmerican Energy Holdings Company

              Consolidated Statements of Income.......................   3
              Consolidated Balance Sheets.............................   4
              Consolidated Statements of Cash Flows...................   5
              Notes to Consolidated Financial Statements..............   6

                           MidAmerican Energy Company

              Consolidated Statements of Income.......................  10
              Consolidated Balance Sheets.............................  11
              Consolidated Statements of Cash Flows...................  12
              Notes to Consolidated Financial Statements..............  13

ITEM 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........  15

                           PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings.......................................  33

ITEM 4.       Submission of Matters to a Vote of Security Holders.....  34

ITEM 6.       Exhibits and Reports on Form 8-K........................  35

Signatures............................................................  36

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     THREE MONTHS            SIX MONTHS              TWELVE MONTHS
                                                     ENDED JUNE 30          ENDED JUNE 30            ENDED JUNE 30
                                                  --------------------   --------------------    ----------------------
                                                    1997       1996        1997       1996          1997        1996
                                                  ---------  ---------   ---------  ---------    ----------  ----------
OPERATING REVENUES
Electric utility................................  $ 261,801  $ 266,580   $ 516,117  $ 528,854    $1,086,271  $1,114,138
Gas utility.....................................     80,913     85,618     292,478    281,604       547,627     493,365
Nonregulated....................................     47,901     39,268     166,415     88,604       314,662     135,925
                                                  ---------  ---------   ---------  ---------    ----------  ----------
                                                    390,615    391,466     975,010    899,062     1,948,560   1,743,428
                                                  ---------  ---------   ---------  ---------    ----------  ----------

OPERATING EXPENSES
Utility:
   Cost of fuel, energy and capacity............     52,141     55,123     111,424    116,498       229,243     234,690
   Cost of gas sold.............................     45,099     48,689     186,932    171,425       360,521     299,519
   Other operating expenses.....................     98,691     90,168     192,298    177,769       364,703     392,662
   Maintenance..................................     22,349     25,139      46,098     43,875        90,844      86,043
   Depreciation and amortization................     42,060     41,062      84,068     82,006       166,654     162,746
   Property and other taxes.....................     24,853     23,925      50,343     49,102        93,871      93,216
                                                  ---------  ---------   ---------  ---------    ----------  ----------
                                                    285,193    284,106     671,163    640,675     1,305,836   1,268,876
                                                  ---------  ---------   ---------  ---------    ----------  ----------

Nonregulated:
   Cost of sales................................     42,595     34,503     155,801     77,250       296,807     112,978
   Other........................................      7,432      7,853      15,418     15,992        34,796      35,069
                                                  ---------  ---------   ---------  ---------    ----------  ----------
                                                     50,027     42,356     171,219     93,242       331,603     148,047
                                                  ---------  ---------   ---------  ---------    ----------  ----------
   Total operating expenses.....................    335,220    326,462     842,382    733,917     1,637,439   1,416,923
                                                  ---------  ---------   ---------  ---------    ----------  ----------

OPERATING INCOME................................     55,395     65,004     132,628    165,145       311,121     326,505
                                                  ---------  ---------   ---------  ---------    ----------  ----------

NON-OPERATING INCOME
Interest income.................................      1,562      1,019       3,115      2,524         4,603       4,965
Dividend income.................................      3,707      4,396       7,255      8,902        15,338      18,067
Realized gains and losses on securities, net....         98        509         616      3,234          (723)      3,568
Other, net......................................      3,279      3,056       7,264      4,728        (1,484)    (16,177)
                                                  ---------  ---------   ---------  ---------    ----------  ----------
                                                      8,646      8,980      18,250     19,388        17,734      10,423
                                                  ---------  ---------   ---------  ---------    ----------  ----------
INTEREST CHARGES
Interest on long-term debt......................     22,829     25,600      46,292     51,705        97,496     104,146
Other interest expense..........................      4,119      2,687       5,448      5,723        10,666       9,542
Preferred dividends of subsidiaries.............      3,231      2,184       8,000      4,661        14,028       8,157
Allowance for borrowed funds....................       (603)    (1,020)     (1,312)    (2,456)       (3,068)     (5,421)
                                                  ---------  ---------   ---------  ---------    ----------  ----------
                                                     29,576     29,451      58,428     59,633       119,122     116,424
                                                  ---------  ---------   ---------  ---------    ----------  ----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES..........................     34,465     44,533      92,450    124,900       209,733     220,504
INCOME TAXES....................................     10,289     19,434      34,100     51,396        81,126      85,876
                                                  ---------  ---------   ---------  ---------    ----------  ----------
INCOME FROM CONTINUING OPERATIONS...............     24,176     25,099      58,350     73,504       128,607     134,628

DISCONTINUED OPERATIONS
Income from operations (net of income taxes)....        408      3,896         698      6,538        (3,723)      7,974
Loss on disposal (net of income taxes)..........          -          -        (524)         -       (15,356)          -
                                                  ---------  ---------   ---------  ---------    ----------  ----------
                                                        408      3,896         174      6,538       (19,079)      7,974
                                                  ---------  ---------   ---------  ---------    ----------  ----------

NET INCOME......................................  $  24,584  $  28,995   $  58,524  $  80,042    $  109,528  $  142,602
                                                  =========  =========   =========  =========    ==========  ==========

AVERAGE COMMON SHARES OUTSTANDING...............     98,621    100,752      99,534    100,752       100,096     100,752

EARNINGS PER COMMON SHARE
Continuing operations...........................  $    0.24  $    0.25   $    0.59  $    0.73    $     1.28  $     1.34
Discontinued operations.........................       0.01       0.04           -       0.06         (0.19)        .08
                                                  ---------  ---------   ---------  ---------    ----------  ----------
Earnings per average common share...............  $    0.25  $    0.29   $    0.59  $    0.79    $     1.09  $     1.42
                                                  =========  =========   =========  =========    ==========  ==========

DIVIDENDS DECLARED PER SHARE....................  $    0.30  $    0.30   $    0.60  $    0.60    $     1.20  $     1.20
                                                  =========  =========   =========  =========    ==========  ==========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             AS OF
                                                            ------------------------------------------
                                                                     JUNE 30               DECEMBER 31
                                                            ------------------------       -----------
                                                               1997          1996             1996
                                                            ----------    ----------       ----------
                                                                      (UNAUDITED)
ASSETS
UTILITY PLANT
Electric...............................................     $4,050,767    $3,973,331       $4,010,847
Gas....................................................        731,978       693,564          723,491
                                                            ----------    ----------       ----------
                                                             4,782,745     4,666,895        4,734,338
Less accumulated depreciation and amortization.........      2,215,077     2,103,783        2,153,058
                                                            ----------    ----------       ----------
                                                             2,567,668     2,563,112        2,581,280
Construction work in progress..........................         37,880        68,393           49,305
                                                            ----------    ----------       ----------
                                                             2,605,548     2,631,505        2,630,585
                                                            ----------    ----------       ----------

POWER PURCHASE CONTRACT................................        190,504       209,178          190,897
                                                            ----------    ----------       ----------

INVESTMENT IN DISCONTINUED OPERATIONS..................         14,130      219,979           196,356
                                                            ----------    ----------       ----------

CURRENT ASSETS
Cash and cash equivalents..............................         57,297        24,140           97,749
Receivables............................................        207,198       164,987          312,930
Inventories............................................         69,796        78,190           90,864
Other..................................................         10,227        10,122           11,696
                                                            ----------    ----------       ----------
                                                               344,518       277,439          513,239
                                                            ----------    ----------       ----------

INVESTMENTS............................................        598,345       634,346          628,791
                                                            ----------    ----------       ----------

OTHER ASSETS...........................................        386,543       407,259          399,415
                                                            ----------    ----------       ----------

TOTAL ASSETS...........................................     $4,139,588    $4,379,706       $4,559,283
                                                            ==========    ==========       ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity............................     $1,186,313    $1,242,588       $1,239,946
MidAmerican preferred securities, not subject to
   mandatory redemption................................         31,765        78,577           31,769
Preferred securities, subject to mandatory redemption:
   MidAmerican preferred securities....................         50,000        50,000           50,000
   MidAmerican-obligated preferred securities of
      subsidiary trust holding solely MidAmerican
      junior subordinated debentures...................        100,000             -          100,000
Long-term debt (excluding current portion).............      1,109,531     1,405,350        1,395,103
                                                            ----------    ----------       ----------
                                                             2,477,609     2,776,515        2,816,818
                                                            ----------    ----------       ----------
CURRENT LIABILITIES
Notes payable..........................................        146,185       164,490          161,990
Current portion of long-term debt .....................        129,756        64,461           79,598
Current portion of power purchase contract.............         13,717        13,029           13,718
Accounts payable.......................................         89,947        83,862          169,806
Taxes accrued..........................................         81,795        78,733           82,254
Interest accrued.......................................         26,457        29,643           28,513
Other..................................................         50,830        19,087           30,229
                                                            ----------    ----------       ----------
                                                               538,687       453,305          566,108
                                                            ----------    ----------       ----------
OTHER LIABILITIES
Power purchase contract................................         97,504       112,700           97,504
Deferred income taxes..................................        710,021       725,081          752,336
Investment tax credit..................................         85,985        92,141           88,842
Other .................................................        229,782       219,964          237,675
                                                            ----------    ----------       ----------
                                                             1,123,292     1,149,886        1,176,357
                                                            ----------    ----------       ----------
TOTAL CAPITALIZATION AND LIABILITIES...................     $4,139,588    $4,379,706       $4,559,283
                                                            ==========    ==========       ==========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         ENDED JUNE 30                 ENDED JUNE 30
                                                                      --------------------        -----------------------
                                                                        1997        1996            1997           1996
                                                                      --------    --------        --------       --------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.....................................................       $ 24,584    $ 28,995        $ 58,524       $ 80,042
Adjustments to reconcile net income to net cash provided:
     Depreciation and amortization.............................         47,573      49,108          95,982         94,073
     Net decrease in deferred income taxes and
         investment tax credit, net............................         (6,715)       (338)        (41,574)        (1,573)
     Amortization of other assets..............................          5,596       4,650          12,474         10,684
     Capitalized cost of real estate sold......................            506       2,231             796          2,498
     Income from discontinued operations.......................           (408)     (3,896)           (174)        (6,538)
     Gain on sale of securities, assets and other investments..           (362)       (503)         (1,827)        (3,573)
     Other-than-temporary decline in value of investments......             92         336             252          2,566
     Impact of changes in working capital, net of effects
         from discontinued operations..........................        (77,613)    (56,815)         66,496          8,961
     Other.....................................................          3,584        (908)           (751)         1,900
                                                                      --------    --------        --------       --------
         Net cash provided (used)..............................         (3,163)     22,860         190,198        189,040
                                                                      --------    --------        --------       --------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures..............................        (37,426)    (37,075)        (64,029)       (65,593)
Quad Cities Nuclear Power Station decommissioning trust fund...         (2,140)     (2,159)         (4,280)        (4,318)
Deferred energy efficiency expenditures........................         (2,626)     (5,497)         (6,349)        (7,448)
Nonregulated capital expenditures..............................         (4,377)    (23,837)         (7,002)       (25,129)
Purchase of securities.........................................        (53,064)    (52,098)       (116,407)      (134,294)
Proceeds from sale of securities...............................         53,397      82,409         132,049        164,090
Proceeds from sale of assets and other investments.............            526       1,125          13,670          1,308
Investment in discontinued operations..........................              -     (45,435)        182,749        (39,243)
Other investing activities, net................................         (4,265)      4,897          (2,665)         4,334
                                                                      --------    --------        --------       --------
     Net cash provided (used)..................................        (49,975)    (77,670)        127,736       (106,293)
                                                                      --------    --------        --------       --------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid..........................................        (29,544)    (30,218)        (59,723)       (60,440)
Retirement of long-term debt, including reacquisition cost.....        (32,765)       (409)        (61,790)        (1,047)
Reacquisition of preferred shares..............................             (1)     (2,975)             (4)       (11,725)
Reacquisition of common shares.................................        (26,235)          -         (46,564)             -
Increase (decrease) in MidAmerican Capital Company
     unsecured revolving credit facility.......................              -      24,000        (174,500)         2,000
Net increase (decrease) in notes payable.......................        105,975      64,690         (15,805)       (20,310)
                                                                      --------    --------        --------       --------
     Net cash provided (used)..................................         17,430      55,088        (358,386)       (91,522)
                                                                      --------    --------        --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........        (35,708)        278         (40,452)        (8,775)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............         93,005      23,862          97,749         32,915
                                                                      --------    --------        --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................       $ 57,297    $ 24,140        $ 57,297       $ 24,140
                                                                      ========    ========        ========       ========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized......................       $ 19,708    $ 19,857        $ 49,978       $ 55,428
                                                                      ========    ========        ========       ========
Income taxes paid..............................................       $ 76,690    $ 50,794        $ 76,753       $ 53,884
                                                                      ========    ========        ========       ========

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

    1)  Manufactured Gas Plant Facilities:

     The United States Environmental Protection Agency (EPA) and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned manufactured gas plant (MGP) facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

     MidAmerican is evaluating 26 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether MidAmerican has any responsibility for remedial action. MidAmerican is currently conducting field investigations at seventeen of the sites and has completed investigations at one of the sites. In addition, MidAmerican has completed removals at three of the sites. MidAmerican is continuing to evaluate several of the sites to determine the future liability, if any, for conducting site investigations or other site activity.

     MidAmerican's estimate of probable remediation costs for the sites discussed above as of June 30, 1997, is $23 million. This estimate has been recorded as a liability and a regulatory asset for future recovery. The Illinois Commerce Commission (ICC) has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. MidAmerican's present rates in Iowa provide for a fixed annual recovery of MGP costs. MidAmerican intends to pursue recovery of the remediation costs from other PRPs and its insurance carriers.

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

     2)  Clean Air Act:

     The EPA has recently promulgated revisions to the ambient air quality standards for ozone and particulate matter. The impact of the new standards on MidAmerican will depend on implementation of the applicable regulations and, ultimately, the attainment status of the areas surrounding MidAmerican's operations. MidAmerican will continue to evaluate the potential impact of the new regulations which is currently unknown.

C)  RATE MATTERS:

     On June 4, 1996, MidAmerican filed an electric pricing proposal in Iowa and Illinois. The proposal was later withdrawn in Illinois following negotiation of a settlement in a related Illinois proceeding. The settlement resulted in annual reductions of $13.1 million and $2.4 million, effective November 3, 1996, and June 1, 1997, respectively.

     On June 27, 1997, the Iowa Utilities Board (IUB) issued an order in a consolidated rate proceeding involving MidAmerican's pricing proposal and a filing by the Iowa Office of Consumer Advocate (OCA). The order approved a March 1997 settlement agreement between MidAmerican, the OCA and other parties to the proceeding. The agreement includes a number of characteristics of MidAmerican's pricing proposal. Prices for residential customers were reduced $8.5 million annually and $10.0 million annually, effective November 1, 1996, and July 11, 1997, respectively, and will be reduced an additional $5.0 million annually on June 1, 1998, for a total annual decrease of $23.5 million. Rates for commercial and industrial customers will be reduced a total of $10 million annually by June 1, 1998, through pilot projects, negotiated rates with individual customers and, if needed, a base rate reduction effective June 1, 1998. The agreement includes a tracking mechanism to currently recover the cost of capital improvements required by the Cooper Nuclear Station Power Purchase Contract. The tracking mechanism will offset approximately $9 million of these reductions.

     In addition, the agreement accepts MidAmerican's proposal to eliminate the Iowa energy adjustment clause (EAC) which was the mechanism through which fuel costs were collected from Iowa customers prior to July 11, 1997. The EAC flowed the cost of fuel to customers on a current basis, and thus, fuel costs have little impact on net income. Prospectively, base rates for Iowa customers will include a factor for recovery of a representative level of fuel costs. To the extent actual fuel costs vary from that factor, pre-tax earnings will be impacted. The fuel cost factor will be reviewed in February 1999 and adjusted prospectively if actual fuel costs vary 15% above or below the factor included in base rates.

         Under  the   agreement,   if   MidAmerican's   annual   Iowa   electric
jurisdictional return on common equity exceeds 12%, then an equal sharing between customers and shareholders begins; if it exceeds 14%, then two-thirds of MidAmerican's share will be used for accelerated recovery of certain regulatory assets. The agreement permits MidAmerican to file for increased rates if the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%.

         The agreement also provides that MidAmerican will develop a pilot program for a market access service which allows customers with at least 4 MW of load to choose energy suppliers. The pilot program, which is subject to approval by the IUB, is limited to 60 MW of participation the first year and can be expanded by 15 MW annually until the conclusion of the program. Any loss of revenues associated with the pilot program will be considered part of the $10 million annual reduction for commercial and industrial customers but may not be recovered from other customer classes. The program is expected to be filed by the fall of 1997.

D)  ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION:

     Statement of Financial Accounting Standards (SFAS) No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is that SFAS 71 may no longer apply. MidAmerican's electric and gas utility operations are currently subject to the provisions of SFAS 71, but its applicability is periodically reexamined. If a portion of MidAmerican's utility operations no longer meets the criteria of SFAS 71, MidAmerican would be required to eliminate from its balance sheet the regulatory assets and liabilities related to those operations that resulted from actions of its regulators. Although the amount of such an elimination would depend on the specific circumstances, a material adjustment to earnings in the appropriate period could result from discontinuing SFAS 71. As of June 30, 1997, MidAmerican had approximately $363 million of regulatory assets in its Consolidated Balance Sheet because these costs are expected to be recovered in future charges to utility customers.

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

F)  COMMON SHAREHOLDERS' EQUITY:

     In March 1997, Holdings announced its plan to repurchase up to $200 million of the Company's common stock. The Company plans to purchase the shares from time to time as market conditions warrant, with the intent of completing the entire repurchase program by December 31, 1998. As of June 30, 1997, the Company had repurchased approximately 2.7 million shares for $46.6 million.

G)  ACCOUNTING FOR DERIVATIVES:

     1)  Preferred Stock Hedge Instruments:

     The Company is exposed to market value risk from changes in interest rates for certain fixed rate sinking fund preferred and perpetual preferred stocks (fixed rate preferred stocks) included in Investments on the Consolidated Balance Sheets. The Company reviews the interest rate sensitivity of these securities and purchases put options on U.S. Treasury securities (put options) to reduce interest rate risk on preferred stocks. The Company does not purchase or sell put options for speculative purposes. The Company's intent is to substantially offset any change in market value of the fixed rate preferred stocks due to a change in interest rates with a change in market value of the put options.

     The preferred stocks are publicly traded securities and, as such, changes in their fair value are reported, net of income taxes, as a separate component of shareholders' equity. Unrealized gains and losses on the associated put options are included in the determination of the fair value of the preferred stocks. The fair value of the put options, including unrealized gains and losses, included in the determination of the fair value of the preferred securities as of June 30, 1997 and 1996 and December 31, 1996 was $2.7 million, $3.4 million and $5.1 million, respectively. Realized gains and losses on the put options are included in Realized Gains and Losses on Securities, Net in the Consolidated Statements Income in the period the underlying hedged fixed rate preferred stocks are sold.

     2)  Gas Futures Contracts and Swaps:

     The Company uses gas futures contracts and swap contracts to reduce its exposure to changes in the price of natural gas purchased to meet the needs of its customers and to manage margins on natural gas storage opportunities. Investments in natural gas futures contracts, which were not material during the periods presented, are included in Receivables on the Consolidated Balance Sheets. Gains and losses on gas futures contracts that qualify for hedge accounting are deferred and reflected as adjustments to the carrying value of the hedged item or included in Other Assets on the Consolidated Balance Sheets until the underlying physical transaction is recorded if the instrument is used to hedge an anticipated future transaction. The net gain or loss on gas futures contracts is included in the determination of income in the same period as the expense for the physical delivery of the natural gas. Realized gains and losses on gas futures contracts and the net amounts exchanged or accrued under the natural gas swap contracts are included in Cost of Gas Sold, Other Net or Nonregulated-Costs of Sales consistent with the expense for the physical commodity. Deferred net gains (losses) related to the Company's gas futures contracts are zero, $(1.0) million and $0.8 million as of June 30, 1997 and 1996 and December 31, 1996, respectively.

     The Company periodically evaluates the effectiveness of its natural gas hedging programs. If a high degree of correlation between prices for the hedging instruments and prices for the physical delivery is not achieved, the contracts are recorded at fair value and the gains or losses are included in the determination of income.

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                         THREE MONTHS            SIX MONTHS            TWELVE MONTHS
                                                         ENDED JUNE 30          ENDED JUNE 30          ENDED JUNE 30
                                                      -------------------    -------------------   ----------------------
                                                        1997       1996        1997       1996        1997        1996
                                                      --------   --------    --------   --------   ----------  ----------
OPERATING REVENUES
Electric utility..................................    $261,801   $266,580    $516,117   $528,854   $1,086,271  $1,114,137
Gas utility.......................................      80,913     85,618     292,478    281,604      547,627     493,365
                                                      --------   --------    --------   --------   ----------  ----------
                                                       342,714    352,198     808,595    810,458    1,633,898   1,607,502
                                                      --------   --------    --------   --------   ----------  ----------
OPERATING EXPENSES
Cost of fuel, energy and capacity.................      52,141     55,123     111,424    116,498      229,243     234,690
Cost of gas sold..................................      45,099     48,689     186,932    171,425      360,521     299,519
Other operating expenses..........................      98,691     90,168     192,298    177,769      364,703     392,662
Maintenance.......................................      22,349     25,139      46,098     43,875       90,844      86,043
Depreciation and amortization.....................      42,060     41,062      84,068     82,006      166,654     162,746
Property and other taxes..........................      24,853     23,925      50,343     49,102       93,871      93,216
Income taxes......................................      12,917     21,034      36,421     53,364       94,263     104,050
                                                      --------   --------    --------   --------   ----------  ----------
                                                       298,110    305,140     707,584    694,039    1,400,099   1,372,926
                                                      --------   --------    --------   --------   ----------  ----------

OPERATING INCOME..................................      44,604     47,058     101,011    116,419      233,799     234,576
                                                      --------   --------    --------   --------   ----------  ----------

NON-OPERATING INCOME
Interest and dividend income......................         421        306       1,327        818        2,107       1,445
Non-operating income taxes........................      (1,374)      (641)     (2,293)      (434)      (3,580)        369
Other, net........................................       3,008      1,352       4,339        404        6,335      (3,865)
                                                      --------   --------    --------   --------   ----------  ----------
                                                         2,055      1,017       3,373        788        4,862      (2,051)
                                                      --------   --------    --------   --------   ----------  ----------

INTEREST CHARGES
Interest on long-term debt........................      19,332     19,942      39,218     39,768       78,884      79,790
Other interest expense............................       4,113      2,307       5,442      5,630       10,654       9,814
Preferred dividends of subsidiary trust...........       1,995          -       3,990          -        4,278           -
Allowance for borrowed funds......................        (603)    (1,020)     (1,312)    (2,456)      (3,068)     (5,421)
                                                      --------   --------    --------   --------   ----------  ----------
                                                        24,837     21,229      47,338     42,942       90,748      84,183
                                                      --------   --------    --------   --------   ----------  ----------

INCOME FROM CONTINUING OPERATIONS.................      21,822     26,846      57,046     74,265      147,913     148,342

INCOME (LOSS) FROM DISCONTINUED OPERATIONS........           -      4,333           -     10,438      (20,599)      2,417
                                                      --------   --------    --------   --------   ----------  ----------
NET INCOME........................................      21,822     31,179      57,046     84,703      127,314     150,759
PREFERRED DIVIDENDS...............................       1,236      2,184       4,010      4,661        9,750       8,157
                                                      --------   --------    --------   --------   ----------  ----------

EARNINGS ON COMMON STOCK..........................    $ 20,586   $ 28,995    $ 53,036   $ 80,042   $  117,564  $  142,602
                                                      ========   ========    ========   ========   ==========  ==========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                                       AS OF
                                                                ------------------------------------------
                                                                        JUNE 30                DECEMBER 31
                                                                ------------------------       -----------
                                                                   1997          1996              1996
                                                                ----------    ----------        ----------
                                                                      (UNAUDITED)
ASSETS
UTILITY PLANT
Electric...............................................         $4,053,770    $3,976,334        $4,013,851
Gas....................................................            731,978       693,564           723,491
                                                                ----------    ----------        ----------
                                                                 4,785,748     4,669,898         4,737,342
Less accumulated depreciation and amortization.........          2,216,806     2,104,975         2,154,505
                                                                ----------    ----------        ----------
                                                                 2,568,942     2,564,923         2,582,837
Construction work in progress..........................             37,880        68,393            49,305
                                                                ----------    ----------        ----------
                                                                 2,606,822     2,633,316         2,632,142
                                                                ----------    ----------        ----------

POWER PURCHASE CONTRACT................................            190,504       209,178           190,897
                                                                ----------    ----------        ----------

INVESTMENT IN DISCONTINUED OPERATIONS..................                  -       293,315                 -
                                                                ----------    ----------        ----------

CURRENT ASSETS
Cash and cash equivalents..............................             15,515         9,266            84,215
Receivables............................................            180,386       146,594           253,944
Inventories............................................             68,158        78,190            90,864
Other..................................................              4,243         4,906             7,776
                                                                ----------    ----------        ----------
                                                                   268,302       238,956           436,799
                                                                ----------    ----------        ----------

INVESTMENTS............................................             98,808       104,809           118,344
                                                                ----------    ----------        ----------

OTHER ASSETS...........................................            371,253       404,677           396,471
                                                                ----------    ----------        ----------
TOTAL ASSETS...........................................         $3,535,689    $3,884,251        $3,774,653
                                                                ==========    ==========        ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity............................         $  968,569    $1,242,588        $  986,825
MidAmerican preferred securities, not subject to
   mandatory redemption................................             31,765        78,577            31,769
Preferred shares, subject to mandatory redemption:
   MidAmerican preferred securities....................             50,000        50,000            50,000
   MidAmerican-obligated preferred securities of
      subsidiary trust holding solely MidAmerican
      junior subordinated debentures...................            100,000             -           100,000
Long-term debt (excluding current portion).............            975,047     1,109,683         1,086,955
                                                                ----------    ----------        ----------
                                                                 2,125,381     2,480,848         2,255,549
                                                                ----------    ----------        ----------

CURRENT LIABILITIES
Notes payable..........................................            144,300       166,317           161,700
Current portion of long-term debt......................             99,900           392            49,560
Current portion of power purchased contract............             13,717        13,029            13,718
Accounts payable.......................................             73,677        78,907           122,974
Taxes accrued..........................................             62,435        73,730            82,338
Interest accrued.......................................             22,424        24,137            24,245
Other..................................................             24,153         8,718            24,452
                                                                ----------    ----------        ----------
                                                                   440,606       365,230           478,987
                                                                ----------    ----------        ----------

OTHER LIABILITIES
Power purchase contract................................             97,504       112,700            97,504
Deferred income taxes..................................            615,846       619,731           616,567
Investment tax credit..................................             85,985        92,141            88,842
Other .................................................            170,367       213,601           237,204
                                                                ----------    ----------        ----------
                                                                   969,702     1,038,173         1,040,117
                                                                ----------    ----------        ----------
TOTAL CAPITALIZATION AND LIABILITIES...................         $3,535,689    $3,884,251        $3,774,653
                                                                ==========    ==========        ==========

The accompanying notes are an integral part of these statements.


                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                            JUNE 30                 JUNE 30
                                                                      -------------------      --------------------
                                                                        1997       1996          1997        1996
                                                                      --------   --------      --------    --------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................................   $ 21,822   $ 31,179      $ 57,046    $ 84,703
Adjustments to reconcile net income to net cash provided:
   Depreciation and amortization...................................     46,784     45,298        94,428      91,935
   Net decrease in deferred income taxes and
      investment tax credit, net...................................     (1,789)    (1,298)       (3,578)     (1,794)
   Amortization of other assets....................................      5,472      5,074        12,092      10,332
   Income from discontinued operations.............................          -     (4,333)            -     (10,438)
   Other-than-temporary decline in value of investments............          -          -             -       2,230
   Impact of changes in working capital, net of effects
      from discontinued operations.................................    (59,177)   (64,053)       28,477      (3,994)
   Other...........................................................     (7,694)     9,252       (25,162)       (324)
                                                                      --------   --------      --------    --------
      Net cash provided............................................      5,418     21,119       163,303     172,650
                                                                      --------   --------      --------    --------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures..................................    (37,426)   (37,075)      (64,029)    (65,593)
Quad Cities Nuclear Power Station decommissioning trust fund.......     (2,140)    (2,159)       (4,280)     (4,318)
Deferred energy efficiency expenditures............................     (2,626)    (5,497)       (6,349)     (7,448)
Nonregulated capital expenditures..................................     (1,602)      (948)       (3,306)     (1,273)
Investment in discontinued operations..............................          -     (4,549)            -       5,269
Other investing activities, net....................................        829     (3,428)          927      (3,079)
                                                                      --------   --------      --------    --------
   Net cash used...................................................    (42,965)   (53,656)      (77,037)    (76,442)
                                                                      --------   --------      --------    --------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid.....................................................    (41,236)   (32,402)      (75,510)    (65,101)
Retirement of long-term debt, including reacquisition cost.........    (32,896)      (525)      (62,052)       (691)
Reacquisition of preferred shares..................................         (1)    (2,618)           (4)    (11,368)
Net increase (decrease) in notes payable...........................    104,275     66,517       (17,400)    (18,483)
                                                                      --------   --------      --------    --------
   Net cash provided (used)........................................     30,142     30,972      (154,966)    (95,643)
                                                                      --------   --------      --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............     (7,405)    (1,565)      (68,700)        565
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................     22,920     10,831        84,215       8,701
                                                                      --------   --------      --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................   $ 15,515   $  9,266      $ 15,515    $  9,266
                                                                      ========   ========      =========   ========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized..........................   $ 12,215   $ 11,966      $ 42,663    $ 40,016
                                                                      ========   ========      ========    ========
Income taxes paid .................................................   $ 54,247   $ 56,858      $ 67,465    $ 61,270
                                                                      ========   ========      ========    ========

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

F)  ACCOUNTING FOR DERIVATIVES:

    1)  Gas Futures Contracts and Swaps:

     MidAmerican uses gas futures contracts and swap contracts to reduce its exposure to changes in the price of natural gas purchased to meet the needs of its customers and to manage margins on natural gas storage opportunities. Investments in natural gas futures contracts, which were not material during the periods presented, are included in Receivables on the Consolidated Balance Sheets. Gains and losses on gas futures contracts that qualify for hedge accounting are deferred and reflected as adjustments to the carrying value of the hedged item or included in Other Assets on the Consolidated Balance Sheets until the underlying physical transaction is recorded if the instrument is used to hedge an anticipated future transaction. The net gain or loss on gas futures contracts is included in the determination of income in the same period as the expense for the physical delivery of the natural gas. Realized gains and losses on gas futures contracts and the net amounts exchanged or accrued under the natural gas swap contracts are included in Cost of Gas Sold or Other Net consistent with the expense for the physical commodity. Deferred net gains (losses) related to the Company's gas futures contracts are zero, $(0.7) million and $0.1 million as of June 30, 1997 and 1996 and December 31, 1996, respectively

         MidAmerican periodically evaluates the effectiveness of its natural gas hedging programs. If the correlation between prices for the hedging instruments and prices for the physical delivery is less than 80 percent, the contracts are recorded at fair value and the gains or losses are included in the determination of income.

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

     MidAmerican is a public utility with electric and natural gas operations and is the principal subsidiary of Holdings. MidAmerican Capital and Midwest Capital are Holdings' nonregulated subsidiaries. Midwest Capital functions as a regional business development company in MidAmerican's utility service territory. MidAmerican Capital manages rail service businesses, marketable securities and passive investment activities, nonregulated wholesale and retail natural gas businesses and other energy related, nonregulated activities. The Company completed the sale of MidAmerican Capital's oil and gas exploration and development operations in January 1997.

DESCRIPTION OF FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS

     The MidAmerican merger is accounted for as a pooling-of-interests. The consolidated financial statements of MidAmerican present amounts related to MidAmerican Capital and Midwest Capital as discontinued operations for all periods that include months prior to December 1, 1996, in order to reflect their transfer to Holdings in December 1996.

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


                              RESULTS OF OPERATIONS
                              ---------------------

Holdings:
---------

         The following table provides a summary of the earnings contributions of the Company's operations for each of the periods presented:

                                                                     Periods Ended June 30
                                                   ---------------------------------------------------------
                                                     Three Months        Six Months           Twelve Months
                                                    ---------------    ----------------      ---------------
                                                     1997     1996      1997      1996        1997     1996
                                                    ------   ------    ------    ------     ------    ------
     Net Income (in millions)
        Continuing operations
             Electric utility                       $ 20.8   $ 25.3    $ 34.4    $ 47.4     $109.8    $117.8
             Gas utility                              (0.2)    (0.6)     18.6      22.2       28.4      22.4
                                                    ------   ------    ------    ------     ------    ------
                Total                                 20.6     24.7      53.0      69.6      138.2     140.2
             Nonregulated operations                   3.6      0.4       5.3       3.9       (9.6)     (5.6)
        Discontinued operations                        0.4      3.9       0.2       6.5      (19.1)      8.0
                                                    ------   ------    ------    ------     ------    ------
             Consolidated earnings                  $ 24.6   $ 29.0    $ 58.5    $ 80.0     $109.5    $142.6
                                                    ======   ======    ======    ======     ======    ======

     Earnings Per Common Share
        Continuing operations
             Electric utility                       $ 0.21   $ 0.25    $ 0.34    $ 0.47     $ 1.10    $ 1.17
             Gas utility                                 -        -      0.19      0.22       0.28      0.22
                                                    ------   ------    ------    ------     ------    ------
                Total                                 0.21     0.25      0.53      0.69       1.38      1.39
             Nonregulated operations                  0.03        -      0.06      0.04      (0.10)    (0.05)
        Discontinued operations                       0.01     0.04         -      0.06      (0.19)     0.08
                                                    ------   ------    ------    ------     ------    ------
             Consolidated earnings                  $ 0.25   $ 0.29    $ 0.59    $ 0.79     $ 1.09    $ 1.42
                                                    ======   ======    ======    ======     ======    ======

MidAmerican:
------------

     The following table provides a summary of the earnings contributions of MidAmerican's operations for each of the periods presented:


                                            Periods Ended June 30
                              -------------------------------------------------
                                Three Months     Six Months      Twelve Months
                              ---------------  ---------------   --------------
                               1997     1996    1997     1996     1997    1996
                              ------   ------  ------   ------   ------  ------
                                                (in millions)

Earnings on Common Stock
  Continuing operations
    Electric utility          $ 20.8   $ 25.3  $ 34.4   $ 47.4   $109.8  $117.8
    Gas utility                 (0.2)    (0.6)   18.6     22.2     28.4    22.4
                              ------   ------  ------   ------   ------  ------
      Total                     20.6     24.7    53.0     69.6    138.2   140.2
  Discontinued operations*         -      4.3       -     10.4    (20.6)    2.4
                              ------   ------  ------   ------   ------  ------
    Consolidated earnings     $ 20.6   $ 29.0  $ 53.0   $ 80.0   $117.6  $142.6
                              ======   ======  ======   ======   ======  ======

  * Includes the income (loss) of MidAmerican Capital and Midwest Capital prior to their transfer to Holdings on December 1, 1996.

EARNINGS DISCUSSION

     The Company's earnings per share for the 1997 three-month and six-month periods decreased 4 cents and 20 cents, respectively, compared to the 1996 periods. Some of the significant variances which resulted in the decrease are as follows, on a Holdings per share basis:


                                                     Three Months    Six Months
                                                     ------------    ----------
     MidAmerican
       Net reduction in electric and gas
         gross margin due to -
           Variation in the effect of weather         $ (0.02)        $(0.07)
           Electric retail rate reductions              (0.03)         (0.06)
             Improvements due to other factors           0.03           0.05
       Increase in nuclear O&M expenses                 (0.01)         (0.04)
       Increase in other O&M expenses                   (0.02)         (0.05)
       Losses on reacquired preferred stock
         and reacquired long-term debt                      -          (0.02)

     Nonregulated subsidiaries continuing operations      0.03           0.02

     Discontinued operations                             (0.03)         (0.06)

     Earnings for the twelve months ended June 30, 1997, decreased 33 cents per share compared to twelve months ended June 30, 1996. The impact of discontinued operations resulted in a 27 cents per share decrease. Utility electric and gas margins decreased 17 cents per share due to a less favorable impact of weather and rate reductions. Losses on reacquired preferred stock reduced earnings by 2 cents per share for the 1997 twelve-month-period. For the Company's nonregulated subsidiaries, earnings from continuing operations for the twelve months ended June 30, 1997, decreased 6 cents per share, excluding items discussed later in this section. Following is a discussion of several other significant factors affecting the twelve months ended comparison.

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

     The Company's and MidAmerican's earnings for twelve months ended June 30, 1996, were reduced by costs related to the MidAmerican merger. As part of the process of combining the operations of MidAmerican's predecessors, the Company developed a restructuring plan which included employee incentive early retirement, relocation and separation programs. The Company recorded $27.4 million of restructuring costs during the twelve months ended June 30, 1996, of which $25.9 million is included in utility operations. These costs are reflected in Other Operating Expenses in the Consolidated Statements of Income.

     In addition, MidAmerican incurred transaction costs to complete the merger. MidAmerican expensed $3.9 million of merger transaction costs in the twelve months ended June 30, 1996. These costs are included in Other, Net in the Consolidated Statements of Income.

     In total, restructuring and transaction costs reduced the Company's earnings for the 1996 twelve-month period by 20 cents per share.

     Write-downs of certain assets, primarily alternative energy projects, of the Company's nonregulated subsidiaries reduced earnings for each of the twelve months ended June 30. The write-downs, which reflect declines in the value of those nonregulated investments, reduced earnings by approximately $9.4 million, or 9 cents per share, and $10.2 million, or 10 cents per share, in the 1997 and 1996 twelve-month periods, respectively. The pre-tax amounts of the write-downs, which are included in Other, Net in the Consolidated Statements of Income, totaled $15.6 million and $18.0 million for the 1997 and 1996 periods, respectively.

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

     The Company also intends to divest a subsidiary that developed and continues to operate a computerized information system facilitating real-time exchange of power in the electric industry. The Company expects the disposition to occur during 1997 and, accordingly, recorded a $4.0 million anticipated after-tax loss on disposal of those operations in September 1996.

MidAmerican:
------------

     MidAmerican received $15.3 million in cash in 1996 as final settlement for the sale of a former coal mining subsidiary which was reflected as discontinued operations in 1982 by one of MidAmerican's predecessors. The final settlement included reacquisition by the buyer of preferred equity issued to MidAmerican and the settlement of reclamation reserves. MidAmerican recorded an after-tax loss on disposal of $3.3 million for the transaction in September 1996. This transaction is included in discontinued operations in the consolidated financial statements of MidAmerican as well as Holdings. Discontinued operations of MidAmerican also includes the net earnings/loss of MidAmerican Capital and Midwest Capital for periods prior to the December 1, 1996, transfer to Holdings.

UTILITY GROSS MARGIN

     Electric Gross Margin:
     ----------------------
                                              Periods Ended June 30
                                     -----------------------------------------
                                     Three Months   Six Months   Twelve Months
                                     ------------   -----------  -------------
                                     1997    1996   1997   1996   1997    1996
                                     ----    ----   ----   ----  ------  ------
                                                     (In millions)

     Operating revenues              $262    $267   $516   $529  $1,086  $1,114
     Cost of fuel,
       energy and capacity             52      55    111    116     229     235
                                     ----    ----   ----   ----  ------  ------
       Electric gross margin         $210    $212   $405   $413  $  857  $  879
                                     ====    ====   ====   ====  ======  ======

     Variations in gross margin are the result of changes in revenues due to price and sales volume variances. Changes in the cost of electric fuel, energy and capacity (collectively, Energy Costs) reflect fluctuations in generation levels and mix, fuel cost, and energy and capacity purchases. MidAmerican has been allowed to recover Energy Costs from most of its electric utility customers through energy adjustment clauses (EACs) in revenues. Variations in revenues collected through the EACs, reflecting changes in Energy Costs per unit sold and volumes sold, have not affected gross margin or net income. Effective July 11, 1997, the EAC was eliminated for Iowa customers as part of a recently approved settlement agreement in Iowa. As a result, fluctuations in fuel costs will have an impact on future gross margin and net income. Refer to "Rate Matters" under the Operating Activities and Other Matters section of Liquidity and Capital Resources for further discussion of the settlement agreement.

     Electric gross margin for three months ended June 30, 1997, decreased compared to the 1996 three-month period due to rate reductions and milder 1997 temperatures. Reductions in electric retail rates decreased revenues and gross margin by $4.2 million compared to the second quarter of 1996. Weather in the second quarter of 1997 was milder than normal resulting in a $2 million reduction in electric gross margin while weather in the 1996 second quarter was slightly warmer than normal. In total, electric retail sales increased 3% due to modest customer growth and an improvement in sales not dependent upon weather.

     Reductions in electric retail service rates affected customers in Iowa and Illinois. In October 1996, the Illinois Commerce Commission (ICC) ordered MidAmerican to reduce rates for its Illinois customers by 10%, or $13.1 million in annual revenues, effective November 3, 1996. A negotiated termination of the rate reduction proceeding left in place the initial $13.1 million annual reduction and included a second price reduction of $2.4 million annually to be effective on June 1, 1997. In Iowa, MidAmerican reduced its electric retail rates by $8.7 million effective November 1, 1996. The reduction lowered rates to levels in MidAmerican's pricing proposal filed in June 1996. Refer to "Rate Matters" in Liquidity and Capital Resources later in this discussion for further information regarding the Iowa proceeding.

     Rate reductions reduced revenues and gross margin by $9.3 million for the six months ended June 30, 1997, relative to the 1996 period. Weather variation from normal reduced gross margin for the 1997 period by $5 million compared to an increase in margin of $3 million for the 1996 period. These decreases in 1997 gross margin were partially offset by increases due to other factors such as customer growth and increases in sales not dependent on weather. In total, electric retail sales increased 2% in the 1997 six-month period compared to the six months ended June 30, 1996.

     Electric gross margin decreased $22 million for the twelve months ended June 30, 1997, compared to the 1996 period. In addition to the impact of weather discussed above, cooler weather conditions in the 1996 third quarter compared to the 1995 third quarter caused a decrease in weather-related sales in the 1997 twelve-month period relative to the comparable 1996 period. In total, electric retail sales increased 1% due to modest customer growth and an improvement in sales not dependent upon weather. Sales to the more weather-sensitive customers have a higher margin per unit than sales to other customers. As a result, the decrease in sales to those customers had a greater impact on margin than increases in sales to other customers. The rate reductions discussed above reduced electric gross margin by $13.0 million for the twelve months ended comparison. In addition, electric revenues and gross margin were reduced by $3.7 million in the twelve months ended June 30, 1997, for a rate refund reserve for revenues between August 1 and October 31, 1996, in connection with the Iowa proceeding.

     Gas Gross Margin:
     -----------------

                                            Periods Ended June 30
                               ------------------------------------------------
                               Three Months      Six Months      Twelve Months
                               ------------     ------------     --------------
                               1997    1996     1997    1996     1997      1996
                               ----    ----     ----    ----     ----      ----
                                               (In millions)

        Operating revenues     $ 81    $ 86     $292    $282     $548      $493
        Cost of gas sold         45      49      187     172      361       300
                               ----    ----     ----    ----     ----      ----
           Gas gross margin    $ 36    $ 37     $105    $110     $187      $193
                               ====    ====     ====    ====     ====      ====

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

     Gas gross margin for the six months ended June 30, 1997, decreased $5 million compared to the 1996 six-month period due primarily to warmer 1997 weather. Weather in the first quarter of 1997 was milder than normal resulting in a $1 million decrease in gas gross margin while weather in the 1996 first quarter was colder than normal, contributing $2 million to the gas margin for that period. Retail sales of natural gas decreased 8% compared to the six months ended June 30, 1996.

     Gas gross margin decreased $6 million for the twelve months ended June 30, 1997, compared to the 1996 period. Retail sales of natural gas decreased 8% compared to twelve months ended June 30, 1996. The decrease is due primarily to the impact of weather. In addition, revenues decreased due to a reduction of non-sales related revenues.

UTILITY OPERATING EXPENSES

     Utility other operating expenses increased for three months and six months ended June 30, 1997, compared to the 1996 periods due in part to increases of $2.0 million and $4.7 million, respectively, in operating costs at the Quad Cities Nuclear Station (Quad Cities Station). In addition, the 1997 periods reflect increases in legal and consulting services fees, uncollectible accounts expense, marketing expenses, employee incentive compensation and various operations expenses. The decrease in utility other operating expenses for the 1997 twelve months ended period was due primarily to costs in the 1996 twelve months ended period of the restructuring plan discussed under "Earnings" in the Results of Operations section. In addition, the 1997 twelve-month period includes a full year of cost savings resulting from the merger. The decreases were partially offset by increases in legal and consulting services fees, uncollectible accounts expense, marketing expenses and amortization of previously deferred energy efficiency costs.

     Maintenance expenses decreased for three months ended June 30, 1997, compared to the 1996 three-month period due to the timing of power plant maintenance. Maintenance expenses increased for the six-month and twelve-month 1997 periods compared to the respective 1996 periods. The timing of power plant maintenance and increased nuclear maintenance costs accounted for much of the variation between the periods. For the 1997 six-month period, maintenance costs at the Quad Cities Station increased $2.5 million compared to the 1996 period. For the twelve months ended June 30 comparison, maintenance expenses for the Quad Cities Station increased $4.9 million. Steam power maintenance increased $6.1 million for the twelve-month comparison, but was offset by a $6.2 million reduction from an adjustment in the 1996 fourth quarter to align inventory accounting of predecessor companies.

     Based on information currently available, MidAmerican expects 1997 nuclear operations and maintenance expenses to be $11-15 million above the 1996 level due in part to scheduled outage costs and other activities at the Quad Cities Station and Cooper Nuclear Station (Cooper). MidAmerican is a 25% owner of the Quad Cities Station and purchases 50% of the output of Cooper under a power sales contract. MidAmerican does not operate either of the facilities. Actual nuclear operations and maintenance expenses could differ significantly from the expected level due to, but not limited to, unplanned outages, additional maintenance needs or regulatory intervention.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

Holdings:
---------

     Revenues of MidAmerican Capital and Midwest Capital increased a total of $8.6 million, $77.8 million and $178.7 million for the three-month, six-month and twelve-month periods ended June 30, 1997, relative to the comparable 1996 periods. The increase was due primarily to respective increases of $10.4 million, $77.7 million, and $175.2 million in revenues from natural gas marketing subsidiaries, one of which did not exist in 1995. Sales volumes for the natural gas marketing firms increased 5 million MMBtu's (43%), 27 million MMBtu's (100%) and 68 million MMBtu's (157%) for the 1997 three, six and twelve months ended periods compared to the 1996 periods. In addition, the average price of natural gas increased for the 1997 six-month and twelve-month periods compared to the 1996 levels.

     Cost of sales includes expenses directly related to sales of natural gas. Increases in gas sales volumes was the primary cause of the increase in the cost of sales for each 1997 period compared to the 1996 periods.

     While sales volumes for the nonregulated natural gas businesses have been increasing, average margins per unit (total price less cost of gas) on sales of natural gas decreased in the 1997 six-month and twelve-month periods compared to the 1996 periods due in part to increased competition in the industry. Compared to the 1996 periods, total gross margin on nonregulated natural gas sales increased $1.6 million for the three-months ended June 30, 1997, and decreased $2.7 million for the twelve-month period. Total gross margin was unchanged for the comparable six-month periods.

NON-OPERATING INCOME AND INTEREST EXPENSE

MidAmerican:
------------

     Other, Net -

     The three-month period ended June 30, 1997, reflects a 1997 award of $1.7 million in pre-tax income for successful performance under MidAmerican's incentive gas procurement plan during the May to October 1996 period.

     In the first quarter of 1996, MidAmerican recorded a $2.2 million reserve for a dispute with a vendor. Following successful resolution of the dispute in the fourth quarter of 1996, MidAmerican reversed the reserve and recorded an initial pre-tax gain of $3.2 million on its sale of the related storage gas supplies. MidAmerican reflected an additional $0.8 million gain in the second quarter of 1997 after receiving favorable treatment on the transaction from the Iowa Utilities Board (IUB). The impact of these transactions on the comparison of Other, Net between the three, six and twelve months ended June 30 periods was an increase to the 1997 periods over the 1996 periods of $0.8 million, $3.0 million and $8.4 million, respectively.

     The twelve-month comparison is also affected by $2.7 million of pre-tax income recorded in the fourth quarter of 1996 as a result of successful performance under the incentive gas procurement program during the 1995-1996 heating season. Other, Net for the 1997 twelve-month period was reduced by $8.7 million for costs incurred by MidAmerican for its merger proposal to IES Industries Inc. Merger transaction costs related to MidAmerican's 1995 merger reduced Other, Net by $3.9 million for the twelve months ended June 30, 1996.

     Interest Charges -

     A decrease in the average amount of commercial paper outstanding compared to the 1996 periods resulted in a decrease in related other interest expense for the 1997 periods. Interest expense related to IRS settlements in the second quarter of 1997 resulted in higher expense for that period and offset the decreases in commercial paper interest expense for the six-month and twelve-month periods.

Holdings:
---------

     Realized Gains and Losses on Securities, Net -

     Net realized gains on securities decreased for the 1997 six-month and twelve-month periods compared to the 1996 periods. During the first quarter of 1996, MidAmerican Capital began liquidation of certain common equity fund holdings, realizing gains on such sales. Losses on continued liquidation of common equity fund holdings and managed preferred stock portfolios in the last six months of 1996 resulted in a net loss on securities for the twelve months ended June 30, 1997.

     Other, Net -

     As discussed in the "Earnings" section at the beginning of Results of Operations, write-downs of nonregulated investments decreased Other, Net by $15.6 million and $18.0 million for the 1997 and 1996 twelve months ended June 30 periods, respectively. The $18.0 million includes a $3.0 million write-down in December 1995 of a Des Moines office building. The carrying value of the property was previously written down by $5.8 million in 1992 to reflect then anticipated market values. In the third quarter of 1996, Midwest Capital recorded a $1.8 million pre-tax gain on the sale of the building. Each of the period comparisons was also affected by reductions in the 1997 periods of income from equity investments due to liquidation activity discussed above.

INCOME TAXES

Holdings:
---------

     During the second quarter of 1997, the Company contributed part of an appreciated common stock investment to its tax exempt foundation and realized $2.9 million of tax benefit.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     The Company has available a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, construction expenditures, dividends, debt retirement and other capital requirements.

     For the first six months of 1997, Holdings had net cash provided from operating activities of $190 million compared to $189 million for the same period in 1996. MidAmerican's net cash provided from operating activities was $163 million for the first six months of 1997 and $173 million for the first six months of 1996.

INVESTING ACTIVITIES AND PLANS

MidAmerican:
------------

     MidAmerican's primary need for capital is utility construction expenditures. Utility construction expenditures, including allowance for funds used during construction (AFUDC), Quad Cities Station nuclear fuel purchases and Cooper capital improvements, were $64 million for the first half of 1997. All such expenditures were met with cash generated from utility operations, net of dividends.

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

     Operators of a nuclear facility are required to set aside funds to provide for costs of future decommissioning of their nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican expects to contribute approximately $47 million during the period 1997 through 2001 to an external trust established for the investment of funds for decommissioning the Quad Cities Station. Currently, the funds are invested predominately in investment grade municipal and U.S. Treasury bonds. In 1997, MidAmerican directed the trust to begin investing a portion of the funds in domestic corporate debt and common equity securities. In addition, a portion of the payments made under a power purchase contract with Nebraska Public Power District (NPPD) are for decommissioning funding related to Cooper. The Cooper costs are reflected in Other Operating Expenses in the Consolidated Statements of Income. Based on NPPD estimates, MidAmerican expects to pay approximately $57 million to NPPD for Cooper decommissioning during the period 1997 through 2001. NPPD invests the funds predominantly in U.S. Treasury Bonds. MidAmerican's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. See
Part II, Item 1 - Legal Proceedings for a discussion of a lawsuit filed by NPPD seeking a declaration of MidAmerican's rights and obligations in connection with Cooper nuclear decommissioning funding. MidAmerican currently recovers Quad Cities Station decommissioning costs charged to Illinois customers through a rate rider on customer billings. Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and increases in those amounts must be sought through the normal ratemaking process.

Holdings:
---------

     Capital expenditures of nonregulated subsidiaries were $7 million for the first six months of 1997. Capital expenditures of nonregulated subsidiaries depend primarily upon the availability of suitable investment opportunities which meet the Company's objectives. The Company continues to evaluate nonstrategic, nonregulated investments and may redeploy certain assets in 1997. External financing may also be used to provide for nonregulated capital expenditures.

     MidAmerican Capital invests in a variety of marketable securities which it holds for indefinite periods of time. In the Consolidated Statements of Cash Flows, the lines Purchase of Securities and Proceeds from Sale of Securities consist primarily of the gross amounts of these activities, including realized gains and losses on investments in marketable securities.

     MidAmerican Capital has received approximately $28 million from sales of its venture capital funds. Most of the proceeds of these sales have been transferred to Holdings by way of a dividend for use in the repurchase of the Company's common stock.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

MidAmerican:
------------

     MidAmerican currently has authority from the Federal Energy Regulatory Commission (FERC) to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of June 30, 1997, MidAmerican had a $250 million revolving credit facility agreement and a $10 million line of credit to provide short-term financing for utility operations. MidAmerican's commercial paper borrowings, which totaled $144 million at June 30, 1997, are supported by the revolving credit facility and the line of credit. MidAmerican also has a revolving credit facility which is dedicated to provide liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     During 1996, MidAmerican redeemed all shares of its $1.7375 Series of preferred securities. In October 1996, MidAmerican reacquired $28 million of its 6.95% Series first mortgage bonds due 2025 and $3.5 million of its 7.45% Series first mortgage bonds due 2023. In December 1996, MidAmerican issued $103 million of 7.98% Series subordinated debt debentures to a subsidiary statutory business trust which in turn issued $100 million of 7.98% Series A redeemable preferred securities. MidAmerican also issued in December 1996 $100 million of 6 1/2% Medium-Term Notes due 2001. Proceeds from these financings were used to redeem all $40 million of MidAmerican's 8.15% Series first mortgage bonds due 2001 and the remaining $45.8 million of $1.7375 Series preferred securities mentioned above. The balance of the proceeds was used to reduce commercial paper outstanding.

     During the first half of 1997, MidAmerican repurchased $36.4 million of first mortgage bonds with annual interest rates from 6.95% to 7.70%.

     MidAmerican currently has regulatory authority to issue an additional $300 million of preferred securities and long-term debt, including issues under its medium-term note program. It is management's intent to refinance certain
MidAmerican debt securities with additional issuances of unsecured debt and preferred securities of a subsidiary trust as market conditions allow.

     As of June 30, 1997, MidAmerican had $423 million of long-term debt maturities and sinking fund requirements for 1997 through 2001.

Credit Ratings -

     MidAmerican's access to external capital and its cost of capital are influenced by the credit ratings of its securities. MidAmerican's credit ratings as of August 1, 1997, are shown in the table below. The ratings reflect only the views of such rating agencies, and each rating should be evaluated independently of any other rating. Generally, rating agencies base their ratings on information furnished to them by the issuing company and on investigation, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if in the judgment of the rating agency circumstances so warrant. Such ratings are not a recommendation to buy, sell or hold securities.

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

Preferred Dividends -

     Preferred dividends include net gains or losses on the reacquisition of MidAmerican preferred shares. Net losses on reacquisitions totaled zero, $1.4 million and $2.8 million for the 1997 three-month, six-month and twelve-month periods, respectively, and $0.1 million, $0.3 million and $0.2 million for the comparable 1996 periods. Excluding these losses, preferred dividends increased for the 1997 periods compared to the 1996 periods due primarily to the increase in preferred stock outstanding.

Holdings:
---------

     As of June 30, 1997, Holdings had lines of credit totaling $50 million available to provide for short-term financing needs.

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

     In March 1997, Holdings announced its plan to repurchase up to $200 million of the Company's common stock. The Company plans to purchase the shares from time to time as market conditions warrant, with the intent of completing the entire repurchase program by December 31, 1998. As of June 30, 1997, the Company had repurchased approximately 2.7 million shares for $46.6 million.

     On July 21, 1997, Holdings' board of directors declared a quarterly dividend on common shares of $0.30 per share payable September 1, 1997. The dividend represents an annual rate of $1.20 per share.

     As of June 30, 1997, MidAmerican Capital had unsecured revolving credit facilities in the amount of $114 million. Currently MidAmerican Capital has a zero balance outstanding under these facilities. MidAmerican Capital has $142 million of long-term debt maturities and sinking fund requirements for 1997 through 2001, of which $30 million is in 1997.

     Midwest   Capital   currently  has  a  $25  million  line  of  credit  with
MidAmerican, of which $5 million was outstanding at June 30, 1997.

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

Holdings:
---------

     During 1996, the Company began to reevaluate its nonregulated investments. Through the evaluation process, management will determine which investments fit the Company's objectives and which should be divested. The method of divestiture could include alternatives from finding an immediate buyer to holding the investment until maturity. In the twelve months ended June 30, 1997, the evaluation of nonregulated investments resulted in a net reduction in earnings of approximately $21 million due primarily to the loss on disposal of discontinued nonregulated operations and the writedowns discussed in the "Earnings" section of this discussion. The process will continue for the next 12 to 18 months and could result in additional losses if the Company decides to divest of investments for less than carrying value.

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

     MidAmerican is taking steps to address the future introduction of retail competition in the electric utility industry. MidAmerican is, and will be, negotiating long-term contracts with its industrial and commercial customers, the customer classes currently mostly likely to have alternate supplier choices. In March 1997, MidAmerican initiated an advertising campaign designed to establish MidAmerican's brand identity within MidAmerican's service territory. A distinctive brand identity will become increasingly important as the electric industry is restructured to allow customer choice.

     In December 1996, MidAmerican was selected from among 20 potential suppliers to provide electric service for the Resale Power Group of Iowa (RPGI). The RPGI includes 27 municipal utilities, a rural electric cooperative and an investor-owned utility. Members of the RPGI serve nearly 27,000 retail customers and purchase approximately 500,000 megawatt hours annually. The five-year contract with RPGI is effective January 1, 1999. MidAmerican expects to offer electric system maintenance services, energy efficiency services and economic development assistance to the RPGI utilities. None of the RPGI utilities are presently customers of MidAmerican. This opportunity provided MidAmerican valuable experience in the evolving competitive electric market.

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

     In Iowa, no legislation has yet been introduced to allow generation or retail service competition. MidAmerican expects legislation on competition and utility industry restructuring may be introduced in the 1998 Iowa legislative session. MidAmerican is preparing its own legislative proposal regarding electric industry restructuring to be offered at the appropriate time.

     In 1996, the IUB directed MidAmerican and another Iowa investor-owned utility to sign alternative energy contracts by March 11, 1997. MidAmerican reached agreement with Zond Development Corporation to supply MidAmerican with wind-generated energy. The agreement received FERC and IUB acceptance in July 1997. Zond is required to begin supplying energy to MidAmerican within three years after the IUB and FERC accepted the agreement. Energy received under the 20-year contract with Zond, together with 10 MW of electricity already received from other alternate energy producers, will fulfill MidAmerican's requirement under Iowa law to purchase 55 MW of electricity generated by alternate energy sources in Iowa. The cost of energy for this purchase will be flowed directly through to retail customers on a monthly basis. Due to the declining per-unit cost over the life of the contract, the impact on the Company's financial position or results of operations will be minimal.

     In April 1996, the FERC issued Order Nos. 888 and 889 which require public utilities and other transmission providers and users to provide other companies the same transmission access, service and pricing that they provide themselves. In compliance with Order 888, which was effective July 9, 1996, MidAmerican has filed a pro forma open access transmission tariff and is currently operating under it. In May 1997, MidAmerican filed revisions to the tariff in accordance with Order No. 888-A which was issued in March 1997. In accordance with Order 889, which was effective January 3, 1997, MidAmerican has separated its electric wholesale marketing and transmission operation functions. Order 889 establishes standards of conduct for this functional separation and further requires transmission providers such as MidAmerican to either create or participate in an Open Access Same Time Information System (OASIS). MidAmerican is a long-time member of the Mid-Continent Area Power Pool (MAPP) and has elected to participate in the MAPP OASIS. These developments assure that all transmission customers of MidAmerican, including MidAmerican's own wholesale marketing function, can obtain transmission information at the same time and can request service on the same basis.

     A possible consequence of competition in the utility industry is that Statement of Financial Accounting Standards (SFAS) No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. MidAmerican's electric and gas utility operations are currently subject to the provisions of SFAS 71, but its applicability is periodically reexamined. If a portion of MidAmerican's utility operations no longer meets the criteria of SFAS 71,

MidAmerican would be required to eliminate from its balance sheet the assets and liabilities related to those operations that resulted from actions of its regulators. Although the amount of such an elimination would depend on the specific circumstances, a material adjustment to earnings in the appropriate period could result from the discontinuance of SFAS 71. As of June 30, 1997, MidAmerican had $363 million of regulatory assets in its Consolidated Balance Sheet.

     Energy Efficiency -

     On July 1, 1996, new legislation in Iowa became effective enhancing energy efficiency program flexibility, eliminating mandatory spending levels for energy efficiency programs and allowing more timely recovery of energy efficiency expenditures as determined by the IUB. Previously, electric and gas utilities in Iowa were required to spend approximately 2% and 1.5%, respectively, of their annual Iowa jurisdictional revenues on energy efficiency activities. On April 24, 1997, the IUB issued an order adopting final rules, effective June 25, 1997, for energy efficiency cost recovery and prudence review under the new legislation. MidAmerican plans to file in the third quarter of 1997 for approval to accelerate recovery of deferred and current energy efficiency costs. The Consolidated Balance Sheet as of June 30, 1997, included $113 million of deferred energy efficiency costs. Of that total, approximately $19 million has been approved for collection from customers. Currently, MidAmerican is collecting approximately $14.3 million annually related to those costs. The remaining $94 million of deferred energy efficiency costs will be included in future energy efficiency cost recovery filings.

     Rate Matters -

     On June 4, 1996, MidAmerican filed an electric pricing proposal in Iowa and Illinois. The proposal was later withdrawn in Illinois following negotiation of a settlement in a related Illinois proceeding. The settlement resulted in annual reductions of $13.1 million and $2.4 million, effective November 3, 1996, and June 1, 1997, respectively.

     On June 27, 1997, the IUB issued an order in a consolidated rate proceeding involving MidAmerican's pricing proposal and a filing by the Iowa Office of Consumer Advocate (OCA). The order approved a March 1997 settlement agreement between MidAmerican, the OCA and other parties to the proceeding. The agreement includes a number of characteristics of MidAmerican's pricing proposal. Prices for residential customers were reduced $8.5 million annually and $10.0 million annually, effective November 1, 1996, and July 11, 1997, respectively, and will be reduced an additional $5.0 million annually on June 1, 1998, for a total annual decrease of $23.5 million. Rates for commercial and industrial customers will be reduced a total of $10 million annually by June 1, 1998, through pilot projects, negotiated rates with individual customers and, if needed, a base rate reduction effective June 1, 1998. The agreement includes a tracking mechanism to currently recover the cost of capital improvements required by the Cooper Nuclear Station Power Purchase Contract. The tracking mechanism will offset approximately $9 million of these reductions.

     In addition, the agreement accepts MidAmerican's proposal to eliminate the energy adjustment clause (EAC) which was the mechanism through which fuel costs were collected from Iowa customers prior to July 11, 1997. The EAC flowed the cost of fuel to customers on a current basis, and thus, fuel costs had little impact on net income. Prospectively, base rates for Iowa customers will include a factor for recovery of a representative level of fuel costs. To the extent actual fuel costs vary from that factor, pre-tax earnings will be impacted. The fuel cost factor will be reviewed in February 1999 and adjusted prospectively if actual fuel costs vary 15% above or below the factor included in base rates.

     Under the agreement, if MidAmerican's annual return on common equity exceeds 12%, then an equal sharing between customers and shareholders begins; if it exceeds 14%, then two-thirds of MidAmerican's share will be used for accelerated recovery of certain regulatory assets. The agreement permits MidAmerican to file for increased rates if the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%.

     The agreement also provides that MidAmerican will develop a pilot program for a market access service which allows customers with at least 4 MW of load to choose energy suppliers. The pilot program, which is subject to IUB approval, is limited to 60 MW of participation the first year and can be expanded by 15 MW annually until the conclusion of the program. Any loss of revenues associated with the pilot program will be considered part of the $10 million annual reduction for commercial and industrial customers but may not be recovered from other customer classes. The program is expected to be filed by the fall of 1997.

     In April 1997, MidAmerican refunded approximately $2.4 million, including interest, to Iowa customers for revenues between August 1, 1996, and October 31, 1996, that were in excess of the levels provided for in the settlement.

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

     The Company is evaluating 26 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. The Company's present estimate of probable remediation costs for these sites is $23 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note (B) of Notes for further discussion of the Company's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of such cost in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

     The U.S. EPA has recently promulgated revisions to the ambient air quality standards for ozone and particulate matter. The impact of the new standards on MidAmerican will depend on implementation of the applicable regulations and, ultimately, the attainment status of the areas surrounding MidAmerican's operations. MidAmerican will continue to evaluate the potential impact of the new regulations, which is currently unknown.

     Other Matters -

     MidAmerican has initiated an incentive compensation plan which covers all of its salaried employees. One goal in the plan is achievement of a designated threshold earnings target. The 1997 earnings target, which was established by management, results in a 12.9% return on average common equity for MidAmerican.

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

     The Financial Accounting Standards Board has issued SFAS No. 128 and SFAS No. 130. SFAS 128, which addresses the calculation of earnings per share, is effective for periods ending after December 15, 1997. The standard is not expected to have a material effect on the Company's calculation of earnings per share. SFAS 130, which is effective for fiscal years beginning after December 15, 1997, requires that all items required to be recognized under accounting standards as changes in equity during a period, except those resulting from investments by owners and distributions to owners, be reported in a financial statement that is displayed with the same prominence as the other financial statements. The display can be a separate statement or an addition to an existing statement. The material components of the Company's comprehensive income will include net income and the aftertax effect of changes in the fair value of investments classified as available for resale.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     The Company and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     For information relating to the Company's Environmental Matters, reference is made to Part I, Note (B) of Notes to Consolidated Financial Statements.

Cooper Litigation I
-------------------

     On May 26, 1995, the Company filed a lawsuit naming Nebraska Public Power District (NPPD) as defendant. The action is filed in the U.S. District Court for the Southern District of Iowa and is identified as No. 4-95-CV-80356. The legal proceeding is based upon a long-term power purchase agreement between the Company and NPPD, pursuant to which the Company purchases one-half the output of NPPD's Cooper Nuclear Station (Cooper) and pays one-half the cost of operating Cooper. NPPD, in turn, is obligated to operate the plant in an efficient and economical manner consistent with good business and utility practices and in compliance with the terms of its operating license issued to it by the Nuclear Regulatory Commission (NRC). In 1993 and 1994, as a response to NPPD actions, the NRC issued numerous notices of violations to NPPD; as a result of these violations and other safety issues identified by the NRC and NPPD, Cooper experienced unplanned outages and outages were unduly extended. NPPD's failure to meet its obligations with respect to the operation of Cooper deprived the Company of the benefits it was entitled to under the power purchase contract, causing the Company to lose profits and incur increased costs of operation, which damages the Company seeks to collect from NPPD. Similar litigation has been filed against NPPD by the Lincoln Electric System (LES), a municipal utility serving the City of Lincoln, Nebraska, and purchasing one-eighth of the output of Cooper pursuant to a similar power purchase contract. The LES legal proceeding is pending in Nebraska state court.

     MidAmerican and NPPD have now reached an agreement which will settle the parties' disputes and resolve MidAmerican's claims without the need for a trial. Under the settlement, MidAmerican and NPPD will attempt to negotiate a new power purchase contract. If these discussions do not result in a new agreement between the parties, NPPD will make a cash payment to MidAmerican and the parties will amend the existing power purchase contract. The amendments would concern operating standards and dispute resolution procedures. Either of these options would cause the lawsuit to be dismissed.

Cooper Litigation II
--------------------

     On July 23, 1997, NPPD filed a Complaint, in the United States District Court for the District of Nebraska, naming MidAmerican as the defendant and seeking declaratory judgment as to three issues under the parties' long-term power purchase agreement for Cooper capacity and energy. More specifically, NPPD seeks a declaratory judgment in the following respects: (1) that MidAmerican is obligated to pay 50% of all costs and expenses associated with decommissioning Cooper, and that in the event NPPD continues to operate Cooper after expiration of the power purchase agreement (September, 2004), MidAmerican is not entitled to reimbursement of any decommissioning funds it has paid to date or will pay in the future; (2) that the current method of allocating transition costs as a part of the decommissioning cost is proper under the power purchase agreement; and
(3) that the current method of investing decommissioning funds is proper under the power purchase agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     The Company held its 1997 Annual Meeting of Shareholders on April 23, 1997. At the annual meeting, shareholders elected the fifteen persons nominated. The results of the votes are as follows:


                                  For                   Against
                               ----------              ---------
Election of Directors:
Name -
John W. Aalfs                  78,590,416              1,827,813
S. J. Bright                   78,493,243              1,924,986
R. D. Christensen              78,502,387              1,915,842
R. E. Christiansen             78,477,618              1,940,611
J. W. Colloton                 78,350,627              2,067,602
F. S. Cottrell                 78,557,711              1,860,518
J. W. Eugster                  78,550,740              1,867,489
M. Foster, Jr.                 78,406,202              2,012,027
N. Gentry                      78,575,000              1,843,229
J. M. Hoak, Jr.                78,558,733              1,859,496
R. L. Lawson                   78,489,010              1,929,219
R. L. Peterson                 78,281,195              2,137,034
N. L. Seifert                  78,510,332              1,907,897
W. S. Tinsman                  78,608,931              1,809,298
L. L. Woodruff                 78,518,744              1,899,485

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits

         Exhibits Filed Herewith
         -----------------------

         Holdings

                  Exhibit 12.1 - Computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements.

         MidAmerican

                  Exhibit 12.2 - Computation of ratios of earnings to fixed charges and computations of ratios of earnings to fixed charges plus preferred dividend requirements.

         Exhibit 27 - Financial Data Schedules

(b)      Reports on Form 8-K

                  On April 4, 1997, the Company filed a report on Form 8-K, dated April 4, 1997, regarding the announcement that it had purchased more than 1.1 million shares of common stock as part of its previously announced stock repurchase program. The press release issued in conjunction with the announcement was filed as an Exhibit to the report.

                  On April 25, 1997, Holdings and MidAmerican filed a joint report on Form 8-K, dated April 23, 1997. The report included information regarding a change in the registrants' certifying accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MIDAMERICAN ENERGY HOLDINGS COMPANY
                                          MIDAMERICAN ENERGY COMPANY
                                                (Registrants)





Date  August 8, 1997                            P. G. Lindner
    ------------------        -------------------------------------------------
                                                P. G. Lindner
                              Senior Vice President and Chief Financial Officer