Form 10-Q
period 1997-09-30
MIDAMERICAN ENERGY HOLDINGS CO; MIDAMERICAN ENERGY CO
filed 1997-11-13
CIK 1009526, 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997
                               ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------------------------------------
Commission          Registrant, State of Incorporation,          IRS Employer
File Number           Address and Telephone Number            Identification No.
-----------           ----------------------------            ------------------

1-12459             MIDAMERICAN ENERGY HOLDINGS COMPANY           42-1451822
                         (AN IOWA CORPORATION)
                       666 GRAND AVE. PO BOX 657
                        DES MOINES, IOWA 50303
                            515-242-4300

1-11505                 MIDAMERICAN ENERGY COMPANY                42-1425214
                          (AN IOWA CORPORATION)
                        666 GRAND AVE. PO BOX 657
                         DES MOINES, IOWA 50303
                              515-242-4300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X * No
                                             ----   ----

     Indicate the number of shares outstanding of each issuer's respective class of common stock as of the latest practicable date.

     Registrant             Class        Shares Outstanding at October 31, 1997
------------------    -----------------  --------------------------------------
MidAmerican Energy    Common Stock              96,222,113
  Holdings Company    without par value

MidAmerican Energy    Common Stock       70,980,203 (all of which were held by
  Company             without par value  MidAmerican Energy Holdings Company)

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

     This combined Form 10-Q represents a separate filing by each of MidAmerican Energy Holdings Company (Company or Holdings) and MidAmerican Energy Company (MidAmerican). MidAmerican makes no representations as to the information relating to Holdings' nonregulated operations.



                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                                       AND
                           MIDAMERICAN ENERGY COMPANY

                                      INDEX

                          PART I. FINANCIAL INFORMATION             PAGE NO.

ITEM 1.  Financial Statements

                       MidAmerican Energy Holdings Company

         Consolidated Statements of Income.............................  3
         Consolidated Balance Sheets...................................  4
         Consolidated Statements of Cash Flows.........................  5
         Notes to Consolidated Financial Statements....................  6

                           MidAmerican Energy Company

         Consolidated Statements of Income............................. 10
         Consolidated Balance Sheets................................... 11
         Consolidated Statements of Cash Flows......................... 12
         Notes to Consolidated Financial Statements.................... 13

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................. 15

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings............................................. 33

ITEM 6.  Exhibits and Reports on Form 8-K.............................. 34

Signatures............................................................. 35

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS            NINE MONTHS            TWELVE MONTHS
                                                        ENDED SEPT. 30         ENDED SEPT. 30           ENDED SEPT. 30
                                                     --------------------  ----------------------   ----------------------
                                                       1997       1996        1997        1996         1997        1996
                                                     ---------  ---------  ----------  ----------   ----------  ----------
OPERATING REVENUES
Electric utility...................................  $ 334,336  $ 311,169  $  850,453  $  840,023   $1,109,438  $1,086,681
Gas utility........................................     60,208     72,902     352,686     354,506      534,933     501,658
Nonregulated.......................................     46,154     50,607     212,569     139,211      310,209     169,765
                                                     ---------  ---------  ----------  ----------  -----------  ----------
                                                       440,698    434,678   1,415,708   1,333,740    1,954,580   1,758,104
                                                     ---------  ---------  ----------  ----------  -----------  ----------

OPERATING EXPENSES
Utility:
   Cost of fuel, energy and capacity...............     67,258     61,164     178,682     177,662      235,337     230,229
   Cost of gas sold................................     34,320     48,300     221,252     219,725      346,541     309,558
   Other operating expenses........................     98,686     82,357     290,984     260,126      381,032     364,631
   Maintenance.....................................     24,217     24,741      70,315      68,616       90,320      90,681
   Depreciation and amortization...................     42,815     41,120     126,883     123,126      168,349     163,684
   Property and other taxes........................     26,139     22,686      76,482      71,788       97,324      90,455
                                                     ---------  ---------  ----------  ----------   ----------  ----------
                                                       293,435    280,368     964,598     921,043    1,318,903   1,249,238
                                                     ---------  ---------  ----------  -----------  ----------  ----------
Nonregulated:
   Cost of sales...................................     42,565     47,247     198,366     124,497      292,125     148,432
   Other...........................................      6,750      9,144      22,168      25,136       32,402      34,235
                                                     ---------  ---------  ----------  ----------   ----------  ----------
                                                        49,315     56,391     220,534     149,633      324,527     182,667
                                                     ---------  ---------  ----------  ----------   ----------  ----------
   Total operating expenses........................    342,750    336,759   1,185,132   1,070,676    1,643,430   1,431,905
                                                     ---------  ---------  ----------  ----------   ----------  ----------

OPERATING INCOME...................................     97,948     97,919     230,576     263,064      311,150     326,199
                                                     ---------  ---------  ----------  ----------   ----------  ----------

NON-OPERATING INCOME
Interest income....................................      1,019        564       4,134       3,088        5,058       4,241
Dividend income....................................      3,252      4,179      10,507      13,081       14,411      17,892
Realized gains and losses on securities, net.......       (276)       (30)        340       3,204         (969)      3,829
Other, net.........................................      5,573     (4,187)     12,837         541        8,276      (3,034)
                                                     ---------  ---------- ----------   ---------   ----------  ----------
                                                         9,568        526      27,818      19,914       26,776      22,928
                                                     ---------  ---------- ----------   ---------   ----------  ----------
FIXED CHARGES
Interest on long-term debt.........................     20,617     25,818      66,909      77,523       92,295     103,684
Other interest expense.............................      2,383      2,556       7,831       8,279       10,493      10,850
Preferred dividends of subsidiaries................      3,234      2,087      11,234       6,748       15,175       8,567
Allowance for borrowed funds.......................       (620)      (830)     (1,932)     (3,286)      (2,858)     (4,872)
                                                     ---------  ---------  ----------   ---------   ----------  ----------
                                                        25,614     29,631      84,042      89,264      115,105     118,229
                                                     ---------  ---------  ----------   ---------   ----------  ----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES.............................     81,902     68,814     174,352     193,714      222,821     230,898
INCOME TAXES.......................................     32,197     28,266      66,297      79,662       85,057      91,180
                                                     ---------  ---------  ----------   ---------   ----------  ----------
INCOME FROM CONTINUING OPERATIONS..................     49,705     40,548     108,055     114,052      137,764     139,718

DISCONTINUED OPERATIONS
Income (Loss) from operations (net of income taxes)        407     (3,628)      1,105       2,910          312       4,024
Loss on disposal (net of income taxes).............     (3,200)   (14,364)     (3,724)    (14,364)      (4,192)    (14,364)
                                                     ---------  ---------  ----------   ---------   ----------  ----------
                                                        (2,793)   (17,992)     (2,619)    (11,454)      (3,880)    (10,340)
                                                     --------- ----------  ----------   ---------   ----------  ----------
NET INCOME.........................................  $  46,912 $   22,556  $  105,436   $ 102,598   $  133,884  $  129,378
                                                     ========= ==========  ==========   =========   ==========  ==========

AVERAGE COMMON SHARES OUTSTANDING..................     97,097    100,752      98,752     100,752       99,213     100,752

EARNINGS PER COMMON SHARE
Continuing operations..............................  $    0.51  $    0.40  $     1.09   $    1.13   $     1.39  $     1.38
Discontinued operations............................      (0.03)     (0.18)      (0.02)      (0.11)       (0.04)      (0.10)
                                                     ---------  ---------  ----------   ---------   ----------  ----------
Earnings per average common share..................  $    0.48  $    0.22  $     1.07   $    1.02   $     1.35  $     1.28
                                                     =========  =========  ==========   =========   ==========  ==========
DIVIDENDS DECLARED PER SHARE.......................  $    0.30  $    0.30  $     0.90   $    0.90   $     1.20  $     1.20
                                                     =========  =========  ==========   =========   ==========  ==========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                                          AS OF
                                                                -------------------------------------------
                                                                      SEPTEMBER 30              DECEMBER 31
                                                                -------------------------------------------
                                                                   1997          1996              1996
                                                                ----------    ----------        ----------
                                                                      (UNAUDITED)
ASSETS
UTILITY PLANT
Electric....................................................    $4,062,408    $3,981,980        $4,010,847
Gas.........................................................       746,173       718,796           723,491
                                                                ----------    ----------        ----------
                                                                 4,808,581     4,700,776         4,734,338
Less accumulated depreciation and amortization..............     2,250,667     2,132,456         2,153,058
                                                                ----------    ----------        ----------
                                                                 2,557,914     2,568,320         2,581,280
Construction work in progress...............................        53,236        56,452            49,305
                                                                ----------    ----------        ----------
                                                                 2,611,150     2,624,772         2,630,585
                                                                ----------    ----------        ----------

POWER PURCHASE CONTRACT.....................................       188,860       207,725           190,897
                                                                ----------    ----------        ----------

INVESTMENT IN DISCONTINUED OPERATIONS.......................        14,079       214,594           196,356
                                                                ----------    ----------        ----------

CURRENT ASSETS
Cash and cash equivalents...................................        12,290        23,138            97,749
Receivables.................................................       219,447       196,245           312,930
Inventories.................................................        94,969        91,061            90,864
Other.......................................................        12,169        10,275            11,696
                                                                ----------    ----------        ----------
                                                                   338,875       320,719           513,239
                                                                ----------    ----------        ----------

INVESTMENTS.................................................       875,450       628,553           628,791
                                                                ----------    ----------        ----------

OTHER ASSETS................................................       376,814       399,755           399,415
                                                                ----------    ----------        ----------

TOTAL ASSETS................................................    $4,405,228    $4,396,118        $4,559,283
                                                                ==========    ==========        ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity.................................    $1,368,299    $1,238,615        $1,239,946
MidAmerican preferred securities, not subject to
   mandatory redemption.....................................        31,765        77,534            31,769
Preferred securities, subject to mandatory redemption:
   MidAmerican preferred securities.........................        50,000        50,000            50,000
   MidAmerican-obligated preferred securities of
      subsidiary trust holding solely MidAmerican
      junior subordinated debentures........................       100,000             -           100,000
Long-term debt (excluding current portion)..................     1,103,551     1,372,007         1,395,103
                                                                ----------    ----------        ----------
                                                                 2,653,615     2,738,156         2,816,818
                                                                ----------    ----------        ----------
CURRENT LIABILITIES
Notes payable...............................................       141,354       157,728           161,990
Current portion of long-term debt ..........................        77,727        77,624            79,598
Current portion of power purchase contract..................        13,718        13,029            13,718
Accounts payable............................................       136,440       120,663           169,806
Taxes accrued...............................................        72,739        52,269            82,254
Interest accrued............................................        20,503        24,091            28,513
Other.......................................................        55,892        50,500            30,229
                                                                ----------    ----------        ----------
                                                                   518,373       495,904           566,108
                                                                ----------    ----------        ----------
OTHER LIABILITIES
Power purchase contract.....................................        97,504       112,700            97,504
Deferred income taxes.......................................       808,781       732,233           752,336
Investment tax credit.......................................        84,556        90,692            88,842
Other.......................................................       242,399       226,433           237,675
                                                                ----------    ----------        ----------
                                                                 1,233,240     1,162,058         1,176,357
                                                                ----------    ----------        ----------
TOTAL CAPITALIZATION AND LIABILITIES........................    $4,405,228    $4,396,118        $4,559,283
                                                                ==========    ==========        ==========

The accompanying notes are an integral part of these statements.


                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                            SEPTEMBER 30                SEPTEMBER 30
                                                                      ------------------------   -------------------------
                                                                        1997         1996           1997           1996
                                                                      ---------   ---------      ---------      ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.....................................................       $ 46,912    $ 22,556       $ 105,436      $ 102,598
Adjustments to reconcile net income to net cash provided:
   Depreciation and amortization...............................         51,118      47,104         147,100        141,177
   Net decrease in deferred income taxes and
     investment tax credit, net................................         (3,028)      4,848         (44,602)         3,276
   Amortization of other assets................................          5,773       5,001          18,247         15,685
   Capitalized cost of real estate sold........................            627         397           1,423          2,895
   Income from discontinued operations.........................          2,793      17,992           2,619         11,454
   Gain on sale of securities, assets and other investments....            189      (1,898)         (1,638)        (5,471)
   Other-than-temporary decline in value of investments........              3           -             255          2,566
   Impact of changes in working capital, net of effects
     from discontinued operations..............................         (2,818)    (23,383)         63,678        (14,422)
   Other.......................................................          7,366      15,430           6,616         17,327
                                                                      --------    --------       ---------      ---------
     Net cash provided.........................................        108,935      88,047         299,134        277,085
                                                                      --------    --------       ---------      ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures..............................        (49,815)    (35,468)       (113,844)      (101,061)
Quad Cities Nuclear Power Station decommissioning trust fund...         (2,779)     (2,159)         (7,060)        (6,477)
Deferred energy efficiency expenditures........................         (5,909)     (5,753)        (12,258)       (13,200)
Nonregulated capital expenditures..............................         (2,498)    (11,860)         (9,500)       (36,989)
Purchase of securities.........................................        (10,866)    (33,755)       (127,273)      (168,049)
Proceeds from sale of securities...............................         36,168      33,381         168,217        197,472
Proceeds from sale of assets and other investments.............          1,472      16,681          15,142         17,989
Investment in discontinued operations..........................              -       5,221         182,749        (34,022)
Other investing activities, net................................         (6,382)      3,173          (9,046)         7,507
                                                                      --------    --------       ---------      ---------
   Net cash provided (used)....................................        (40,609)    (30,539)         87,127       (136,830)
                                                                      --------    --------       ---------      ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid..........................................        (29,122)    (30,224)        (88,845)       (90,664)
Retirement of long-term debt, including reacquisition cost.....        (58,069)    (64,449)       (119,859)       (65,496)
Reacquisition of preferred shares..............................              -      (1,075)             (4)       (12,800)
Reacquisition of common shares.................................        (21,311)          -         (67,876)             -
Increase (decrease) in MidAmerican Capital Company
   unsecured revolving credit facility.........................              -      44,000        (174,500)        46,000
Net increase (decrease) in notes payable.......................         (4,831)     (6,762)        (20,636)       (27,072)
                                                                      --------    --------       ---------      ---------
   Net cash used...............................................       (113,333)    (58,510)       (471,720)      (150,032)
                                                                      --------    --------       ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS......................        (45,007)     (1,002)        (85,459)        (9,777)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............         57,297      24,140          97,749         32,915
                                                                      --------    --------       ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................       $ 12,290    $ 23,138       $  12,290      $  23,138
                                                                      ========    ========       =========      =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized......................       $ 27,085    $ 37,278       $  77,063      $  92,706
                                                                      ========    ========       =========      =========
Income taxes paid..............................................       $ 25,349    $ 23,198       $ 102,102      $  77,082
                                                                      ========    ========       =========      =========

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

     MidAmerican's estimate of probable remediation costs for the sites discussed above as of September 30, 1997, is $23 million. This estimate has been recorded as a liability and a regulatory asset for future recovery. The Illinois Commerce Commission (ICC) has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. MidAmerican's present rates in Iowa provide for a fixed annual recovery of MGP costs. MidAmerican intends to pursue recovery of the remediation costs from other PRPs and its insurance carriers.

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

     2) Clean Air Act:

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout the states, the EPA will make a determination of whether the states have any areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). If a state has area(s) classified as nonattainment area(s), the state is required to submit a State Implementation Plan specifying how it will reach attainment of the standards through emission reductions or other means.

     The impact of the new standards on MidAmerican will depend on the attainment status of the areas surrounding MidAmerican's operations and MidAmerican's relative contribution to the nonattainment status. If
MidAmerican's  operations  contribute  to  nonattainment  and  modifications  to
MidAmerican's operations or facilities are necessary, the cost of making emissions reductions to meet the air quality standards will be dependent upon the level of emissions reductions required and the available technology. MidAmerican will continue to evaluate the potential impact of the new regulations.

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

     Under the agreement, if MidAmerican's annual Iowa electric jurisdictional return on common equity exceeds 12%, then an equal sharing between customers and shareholders of earnings above the 12% level begins; if it exceeds 14%, then two-thirds of MidAmerican's share of those earnings will be used for accelerated recovery of certain regulatory assets. The agreement permits MidAmerican to file for increased rates if the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%.

     The agreement also provides that MidAmerican will develop a pilot program for a market access service which allows customers with at least 4 MW of load to choose energy suppliers. The pilot program, which is subject to approval by the IUB and the Federal Energy Regulatory Commission (FERC), is limited to 60 MW of participation the first year and can be expanded by 15 MW annually until the conclusion of the program. Any loss of revenues associated with the pilot program will be considered part of the $10 million annual reduction for commercial and industrial customers but may not be recovered from other customer classes. The program was filed with the IUB and the FERC in September 1997. The Company anticipates that the necessary approvals will be received before the end of the second quarter of 1998.

D)   ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION:

     Statement of Financial Accounting Standards (SFAS) No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is that SFAS 71 may no longer apply. MidAmerican's electric and gas utility operations are currently subject to the provisions of SFAS 71, but its applicability is periodically reexamined. If a portion of MidAmerican's utility operations no longer meets the criteria of SFAS 71, MidAmerican would be required to eliminate from its balance sheet the regulatory assets and liabilities related to those operations that resulted from actions of its regulators. Although the amount of such an elimination would depend on the specific circumstances, a material adjustment to earnings in the appropriate period could result from discontinuing SFAS 71. As of September 30, 1997, MidAmerican had approximately $357 million of regulatory assets in its Consolidated Balance Sheet because these costs are expected to be recovered in future charges to utility customers.

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

F)   COMMON SHAREHOLDERS' EQUITY:

     In March 1997, Holdings announced its plan to repurchase up to $200 million of the Company's common stock. The Company plans to purchase the shares from time to time as market conditions warrant, with the intent of completing the entire repurchase program by December 31, 1998. As of September 30, 1997, the Company had repurchased approximately 3.9 million shares for $67.8 million under the plan. In addition, a subsidiary has acquired 445,000 shares of Holdings common stock which are also excluded from shares outstanding.

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

     The preferred stocks are publicly traded securities and, as such, changes in their fair value are reported, net of income taxes, as a separate component of shareholders' equity. Unrealized gains and losses on the associated put options are included in the determination of the fair value of the preferred stocks. The fair value of the put options, including unrealized gains and losses, included in the determination of the fair value of the preferred securities as of September 30, 1997 and 1996 and December 31, 1996 was $1.1 million, $5.4 million and $5.1 million, respectively. Realized gains and losses on the put options are included in Realized Gains and Losses on Securities, Net in the Consolidated Statements of Income in the period the underlying hedged fixed rate preferred stocks are sold.

     2) Gas Futures Contracts and Swaps:

     The Company uses gas futures contracts and swap contracts to reduce its exposure to changes in the price of natural gas purchased to meet the needs of its customers and to manage margins on natural gas storage opportunities. Investments in natural gas futures contracts, which total $2.3 million, $0.4 million and $0.8 million as of September 30, 1997 and 1996 and December 31, 1996, are included in Receivables on the Consolidated Balance Sheets. Gains and losses on gas futures contracts that qualify for hedge accounting are deferred and reflected as adjustments to the carrying value of the hedged item or included in Other Assets on the Consolidated Balance Sheets until the underlying physical transaction is recorded if the instrument is used to hedge an anticipated future transaction. The net gain or loss on gas futures contracts is included in the determination of income in the same period as the expense for the physical delivery of the natural gas. Realized gains and losses on gas futures contracts and the net amounts exchanged or accrued under the natural gas swap contracts are included in Cost of Gas Sold, Other Net or Nonregulated-Costs of Sales consistent with the expense for the physical commodity. Deferred net gains (losses) related to the Company's gas futures contracts are $2.7, $(0.2) million and $0.8 million as of September 30, 1997 and 1996 and December 31, 1996, respectively.

     The Company periodically evaluates the effectiveness of its natural gas hedging programs. If a high degree of correlation between prices for the hedging instruments and prices for the physical delivery is not achieved, the contracts are recorded at fair value and the gains or losses are included in the determination of income.

H)   MCLEODUSA INCORPORATED INVESTMENT:

     Included in investments on the consolidated balance sheets is the Company's investment in common stock of McLeodUSA Incorporated (McLeodUSA). McLeodUSA common stock has been publicly traded since June 14, 1996. Investor agreements related to McLeodUSA's initial public offering and subsequent merger with Consolidated Communications Inc. prohibit the Company from selling or otherwise disposing of any of the common stock of McLeodUSA prior to September 24, 1998, which is one year after the completion of the merger. As a result of the agreements, the Company's investment was considered restricted stock and, as such, was recorded at cost in all periods prior to September 1997. Beginning in September 1997, the investment is no longer considered restricted for accounting purposes, and the investment is recorded at fair value. At September 30, 1997, the cost and fair value of the McLeodUSA investment were $45.7 million and $325.9 million, respectively. The unrealized gain is recorded, net of income taxes, as a separate component of common shareholders' equity. At September 30, 1997, the unrealized gain and deferred income taxes for this investment were $280.2 million and $98.1 million, respectively.

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                        THREE MONTHS           NINE MONTHS            TWELVE MONTHS
                                                       ENDED SEPT. 30        ENDED SEPT. 30           ENDED SEPT. 30
                                                    -------------------  ----------------------    --------------------
                                                      1997       1996       1997        1996          1997        1996
                                                    --------   --------  ----------  ----------    ----------  ----------
OPERATING REVENUES
Electric utility..................................  $334,336   $311,169  $  850,453  $  840,023    $1,109,438  $1,086,681
Gas utility.......................................    60,208     72,902     352,686     354,506       534,933     501,658
                                                    --------   --------  ----------  ----------    ----------  ----------
                                                     394,544    384,071   1,203,139   1,194,529     1,644,371   1,588,339
                                                    --------   --------  ----------  ----------    ----------  ----------
OPERATING EXPENSES
Cost of fuel, energy and capacity.................    67,258     61,164     178,682     177,662       235,337     230,229
Cost of gas sold..................................    34,320     48,300     221,252     219,725       346,541     309,558
Other operating expenses..........................    98,686     82,357     290,984     260,126       381,032     364,631
Maintenance.......................................    24,217     24,741      70,315      68,616        90,320      90,680
Depreciation and amortization.....................    42,815     41,120     126,883     123,126       168,349     163,684
Property and other taxes..........................    26,139     22,686      76,482      71,788        97,324      90,455
Income taxes......................................    31,332     33,603      67,753      86,967        91,992     104,996
                                                    --------   --------  ----------  ----------    ----------  ----------
                                                     324,767    313,971   1,032,351   1,008,010     1,410,895   1,354,233
                                                    --------   --------  ----------  ----------    ----------  ----------

OPERATING INCOME..................................    69,777     70,100     170,788     186,519       233,476     234,106
                                                    --------   --------  ----------  ----------    ----------  ----------

NON-OPERATING INCOME
Interest and dividend income......................       358        192       1,685       1,010         2,273       1,361
Non-operating income taxes........................    (2,200)     2,654      (4,493)      2,220        (8,434)      3,723
Other, net........................................     4,727     (7,689)      9,066      (7,285)       18,751      (7,697)
                                                    --------   --------  ----------  ----------     ---------   ---------
                                                       2,885     (4,843)      6,258      (4,055)       12,590      (2,613)
                                                    --------   --------  ----------  ----------     ---------   ---------

FIXED CHARGES
Interest on long-term debt........................    18,650     19,879      57,868      59,647        77,655      79,699
Other interest expense............................     2,382      2,550       7,824       8,180        10,486      10,744
Preferred dividends of subsidiary trust...........     1,995          -       5,985           -         6,273           -
Allowance for borrowed funds......................      (620)      (830)     (1,932)     (3,286)       (2,858)     (4,872)
                                                    --------   --------  ----------  ----------    ----------  ----------
                                                      22,407     21,599      69,745      64,541        91,556      85,571
                                                    --------   --------  ----------  ----------    ----------  ----------
INCOME FROM CONTINUING OPERATIONS.................    50,255     43,658     107,301     117,923       154,510     145,922

LOSS FROM DISCONTINUED OPERATIONS.................         -    (19,015)          -      (8,577)       (1,584)     (7,977)
                                                    --------   --------  ----------  ----------    ----------   ---------
NET INCOME........................................    50,255     24,643     107,301     109,346       152,926     137,945
PREFERRED DIVIDENDS...............................     1,239      2,087       5,249       6,748         8,902       8,567
                                                    --------   --------  ----------  ----------    ----------   ---------

EARNINGS ON COMMON STOCK..........................  $ 49,016   $ 22,556  $  102,052  $  102,598    $  144,024   $ 129,378
                                                    ========   ========  ==========  ==========    ==========   =========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                                         AS OF
                                                                -------------------------------------------
                                                                     SEPTEMBER 30               DECEMBER 31
                                                                ------------------------        -----------
                                                                   1997          1996              1996
                                                                ----------    ----------        ----------
                                                                      (UNAUDITED)
ASSETS
UTILITY PLANT
Electric...............................................         $4,065,411    $3,984,983        $4,013,851
Gas....................................................            746,173       718,796           723,491
                                                                ----------    ----------        ----------
                                                                 4,811,584     4,703,779         4,737,342
Less accumulated depreciation and amortization.........          2,252,537     2,133,775         2,154,505
                                                                ----------    ----------        ----------
                                                                 2,559,047     2,570,004         2,582,837
Construction work in progress..........................             53,236        56,452            49,305
                                                                ----------    ----------        ----------
                                                                 2,612,283     2,626,456         2,632,142
                                                                ----------    ----------        ----------

POWER PURCHASE CONTRACT................................            188,860       207,725           190,897
                                                               -----------    ----------        ----------

INVESTMENT IN DISCONTINUED OPERATIONS..................                  -       280,111                 -
                                                               -----------    ----------        ----------
CURRENT ASSETS
Cash and cash equivalents..............................              7,065        16,756            84,215
Receivables............................................            192,574       173,625           253,944
Inventories............................................             93,142        91,061            90,864
Other..................................................              6,024         6,666             7,776
                                                               -----------    ----------        ----------
                                                                   298,805       288,108           436,799
                                                               -----------    ----------        ----------

INVESTMENTS............................................            106,318       105,598           118,344
                                                               -----------    ----------        ----------

OTHER ASSETS...........................................            361,807       397,582           396,471
                                                               -----------    ----------        ----------

TOTAL ASSETS...........................................         $3,568,073    $3,905,580        $3,774,653
                                                                ==========    ==========        ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity............................         $  997,342    $1,238,615        $  986,825
MidAmerican preferred securities, not subject to
   mandatory redemption................................             31,765        77,534            31,769
Preferred shares, subject to mandatory redemption:
   MidAmerican preferred securities....................             50,000        50,000            50,000
   MidAmerican-obligated preferred securities of
      subsidiary trust holding solely MidAmerican
      junior subordinated debentures...................            100,000             -           100,000
Long-term debt (excluding current portion).............            969,175     1,062,350         1,086,955
                                                                ----------    ----------        ----------
                                                                 2,148,282     2,428,499         2,255,549
                                                                ----------    ----------        ----------

CURRENT LIABILITIES
Notes payable..........................................            131,100       160,063           161,700
Current portion of long-term debt......................             77,730        47,713            49,560
Current portion of power purchased contract............             13,718        13,029            13,718
Accounts payable.......................................            118,436       103,300           122,974
Taxes accrued..........................................             56,175        60,398            82,338
Interest accrued.......................................             16,062        18,524            24,245
Other..................................................             26,438        29,532            24,452
                                                                ----------    ----------        ----------
                                                                   439,659       432,559           478,987
                                                                ----------    ----------        ----------

OTHER LIABILITIES
Power purchase contract................................             97,504       112,700            97,504
Deferred income taxes..................................            615,589       620,526           616,567
Investment tax credit..................................             84,556        90,692            88,842
Other..................................................            182,483       220,604           237,204
                                                                ----------    ----------        ----------
                                                                   980,132     1,044,522         1,040,117
                                                                ----------    ----------        ----------
TOTAL CAPITALIZATION AND LIABILITIES...................         $3,568,073    $3,905,580        $3,774,653
                                                                ==========    ==========        ==========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                         SEPTEMBER 30              SEPTEMBER 30
                                                                      -------------------      -------------------
                                                                         1997      1996          1997       1996
                                                                      --------   --------      --------   --------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................................   $ 50,255   $ 24,643      $107,301   $109,346
Adjustments to reconcile net income to net cash provided:
   Depreciation and amortization...................................     50,290     45,794       144,719    137,729
   Net decrease in deferred income taxes and
      investment tax credit, net...................................     (1,686)    (1,778)       (5,264)    (3,572)
   Amortization of other assets....................................      5,635      5,004        17,727     15,336
   Income from discontinued operations.............................          -     19,015             -      8,577
   Other-than-temporary decline in value of investments............          -          -             -      2,230
   Impact of changes in working capital, net of effects
      from discontinued operations.................................     (4,530)   (30,701)       23,947    (34,695)
   Other...........................................................     14,877     20,530       (10,284)    20,206
                                                                      --------   --------      --------   --------
      Net cash provided............................................    114,841     82,507       278,146    255,157
                                                                      --------   --------      --------   --------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures..................................    (49,815)   (35,468)     (113,844)  (101,061)
Quad Cities Nuclear Power Station decommissioning trust fund.......     (2,779)    (2,159)       (7,060)    (6,477)
Deferred energy efficiency expenditures............................     (5,909)    (5,752)      (12,258)   (13,200)
Nonregulated capital expenditures..................................     (2,071)      (531)       (5,377)    (1,804)
Investment in discontinued operations..............................          -     11,104             -     16,373
Other investing activities, net....................................       (176)    (2,031)          751     (5,110)
                                                                      --------   --------      --------   --------
   Net cash used...................................................    (60,750)   (34,837)     (137,788)  (111,279)
                                                                      --------   --------      --------   --------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid.....................................................    (21,238)   (32,311)      (96,749)   (97,412)
Retirement of long-term debt, including reacquisition cost.........    (28,102)      (183)      (90,155)      (874)
Reacquisition of preferred shares..................................          -     (1,432)           (4)   (12,800)
Net increase (decrease) in notes payable...........................    (13,200)    (6,254)      (30,600)   (24,737)
                                                                      --------   --------      --------   --------
   Net cash used...................................................    (62,540)   (40,180)     (217,508)  (135,823)
                                                                      --------   --------      --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............     (8,449)     7,490       (77,150)     8,055
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................     15,514      9,266        84,215      8,701
                                                                      --------   --------      --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................   $  7,065   $ 16,756      $  7,065   $ 16,756
                                                                      ========   ========      ========   ========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized..........................   $ 25,525   $ 25,996      $ 68,188   $ 66,012
                                                                      ========   ========      ========   ========
Income taxes paid..................................................   $ 23,714   $ 28,796      $ 91,179   $ 90,066
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

F)   ACCOUNTING FOR DERIVATIVES:

     1) Gas Futures Contracts and Swaps:

     MidAmerican uses gas futures contracts and swap contracts to reduce its exposure to changes in the price of natural gas purchased to meet the needs of its customers and to manage margins on natural gas storage opportunities. Investments in natural gas futures contracts, which total $2.2 million, $0.2 million, and $0.1 million as of September 30, 1997 and 1996 and December 31, 1996, are included in Receivables on the Consolidated Balance Sheets. Gains and losses on gas futures contracts that qualify for hedge accounting are deferred and reflected as adjustments to the carrying value of the hedged item or included in Other Assets on the Consolidated Balance Sheets until the underlying physical transaction is recorded if the instrument is used to hedge an anticipated future transaction. The net gain or loss on gas futures contracts is included in the determination of income in the same period as the expense for the physical delivery of the natural gas.

Realized gains and losses on gas futures contracts and the net amounts exchanged or accrued under the natural gas swap contracts are included in Cost of Gas Sold or Other Net consistent with the expense for the physical commodity. Deferred net gains (losses) related to the Company's gas futures contracts are $2.6 million, $(0.2) million and $0.1 million as of September 30, 1997 and 1996 and December 31, 1996, respectively

     MidAmerican periodically evaluates the effectiveness of its natural gas hedging programs. If a high degree of correlation between prices for the hedging instruments and prices for the physical delivery is not achieved the contracts are recorded at fair value and the gains or losses are included in the determination of income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  INTRODUCTION
                                  ------------

COMPANY STRUCTURE

     MidAmerican Energy Holdings Company (Holdings or the Company) is an exempt public utility holding company headquartered in Des Moines, Iowa. Effective December 1, 1996, Holdings became the parent company of MidAmerican Energy Company (MidAmerican), MidAmerican Capital Company (MidAmerican Capital) and Midwest Capital Group, Inc. (Midwest Capital). Prior to December 1, 1996, MidAmerican Capital and Midwest Capital were subsidiaries of MidAmerican.

     MidAmerican was formed on July 1, 1995, as a result of the merger of Iowa-Illinois Gas and Electric Company, Midwest Resources Inc. (Resources) and Midwest Power Systems Inc., the utility subsidiary of Resources.

     MidAmerican is a public utility with electric and natural gas operations and is the principal subsidiary of Holdings. MidAmerican Capital and Midwest Capital are Holdings' nonregulated subsidiaries. Midwest Capital functions as a regional business development company in MidAmerican's utility service territory. MidAmerican Capital manages marketable securities and passive investment activities, nonregulated wholesale and retail natural gas businesses, rail service businesses and other energy related, nonregulated activities. The Company completed the sale of MidAmerican Capital's oil and gas exploration and development operations in January 1997.

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


                              RESULTS OF OPERATIONS
                              ---------------------

Holdings:
---------

     The following table provides a summary of the earnings contributions of the Company's operations for each of the periods presented


                                                 Periods Ended September 30
                                    -------------------------------------------------------
                                    Three Months         Nine Months        Twelve Months
                                    ----------------  ------------------   -----------------
                                     1997     1996      1997      1996      1997      1996
                                    ------   ------   -------   --------  -------   -------
Net Income (in millions)
  Continuing operations
    Electric utility                $ 55.8   $ 48.4   $  90.2   $  95.8   $ 117.2   $ 111.5
    Gas utility                       (6.8)    (6.8)     11.8      15.4      28.4      25.9
                                    ------   ------   -------   -------   -------   -------
      Total                           49.0     41.6     102.0     111.2     145.6     137.4
    Nonregulated operations            0.7     (1.0)      6.0       2.9      (7.8)      2.3
  Discontinued operations             (2.8)   (18.0)     (2.6)    (11.5)     (3.9)    (10.3)
                                    ------   ------   -------   -------   -------   -------
    Consolidated earnings           $ 46.9   $ 22.6   $ 105.4   $ 102.6   $ 133.9   $ 129.4
                                    ======   ======   =======   =======   =======   =======

Earnings Per Common Share
  Continuing operations
    Electric utility                $ 0.57   $ 0.48   $  0.91   $  0.95   $  1.18   $  1.10
    Gas utility                      (0.07)   (0.07)     0.12      0.15      0.29      0.26
                                    ------   ------   -------   -------   -------   -------
      Total                           0.50     0.41      1.03      1.10      1.47      1.36
    Nonregulated operations           0.01    (0.01)     0.06      0.03     (0.08)     0.02
  Discontinued operations            (0.03)   (0.18)    (0.02)    (0.11)    (0.04)    (0.10)
                                    ------   ------   -------   -------   -------   -------
    Consolidated earnings           $ 0.48   $ 0.22   $  1.07   $  1.02   $  1.35   $  1.28
                                    ======   ======   =======   =======   =======   =======


MidAmerican:
------------

     The following table provides a summary of the earnings contributions of MidAmerican's operations for each of the periods presented:

                                               Periods Ended September 30
                                    ------------------------------------------------
                                     Three Months    Nine Months      Twelve Months
                                    --------------  --------------   ---------------
                                     1997    1996    1997    1996     1997      1996
                                    ------  ------  ------  -------  -------  -------
                                                    (in millions)

Earnings on Common Stock
  Continuing operations
       Electric utility             $55.8   $48.4   $ 90.2  $ 95.8   $117.2   $111.5
       Gas utility                   (6.8)   (6.8)    11.8    15.4     28.4     25.9
                                    -----   -----   ------  ------   ------   ------
         Total                       49.0    41.6    102.0   111.2    145.6    137.4
  Discontinued operations*            --    (19.0)    --      (8.6)    (1.6)    (8.0)
                                    -----   -----   ------  ------   ------   ------
    Consolidated earnings           $49.0   $22.6   $102.0  $102.6   $144.0   $129.4
                                    =====   =====   ======  ======   ======   ======

     * Includes the income (loss) of MidAmerican Capital and Midwest Capital prior to their transfer to Holdings on December 1, 1996.

EARNINGS DISCUSSION

     The Company's earnings per share for the 1997 three-month and nine-month periods increased 26 cents and 5 cents, respectively, compared to the 1996 periods. Some of the significant variances which resulted in the increase are as follows, on a Holdings per share basis:

                                                     Three Months    Nine Months
                                                     ------------    -----------
MidAmerican
  Net reduction in electric and gas
    gross margin due to
       Variation in the effect of weather              $   0.07      $    --
       Customer growth                                     0.01          0.08
       Electric retail rate reductions                    (0.03)        (0.09)
       Improvements due to other factors                   0.06          0.04
  Increase in nuclear O&M expenses                        (0.01)        (0.05)
  Increase in other O&M expenses                          (0.08)        (0.14)
  1996 merger proposal costs                               0.05          0.05
  Settlement of NPPD lawsuit                               0.01          0.01
  Gas procurement program award
    and storage gas sale                                    --           0.03
  Losses on reacquired preferred stock
    and reacquired long-term debt                           --          (0.02)

Nonregulated subsidiaries continuing operations            0.02          0.03

Discontinued operations                                    0.15          0.09

     Earnings for the twelve months ended September 30, 1997, increased 7 cents per share compared to twelve months ended September 30, 1996. The impact of discontinued operations resulted in a 6 centsper share increase. Utility electric and gas margins increased 7 cents per share in spite of the electric rate reductions. Losses on reacquired preferred stock reduced earnings by 2 cents per share for the 1997 twelve-month-period. For the Company's nonregulated subsidiaries, earnings from continuing operations for the twelve months ended September 30, 1997, decreased 3 cents per share, excluding the write-downs discussed later in this section. Following is a discussion of several other significant factors affecting the twelve months ended comparison.

     In August 1996, the Company announced a proposal to merge with IES Industries Inc. (IES), a holding company headquartered in Cedar Rapids, Iowa. The IES board of directors rejected the Company's proposal in favor of a pending merger with WPL Holdings and Interstate Power Co. (the Wisconsin Transaction). At their September 5, 1996, annual meeting, the holders of a majority of IES common stock voted in favor of the Wisconsin Transaction, and the Company discontinued its attempt to merge with IES. In the effort, MidAmerican incurred tax deductible costs of $8.7 million in 1996 which reduced earnings by 5 cents per share for the 1996 twelve-month period.

     Costs of the Company's restructuring plan implemented as part of the process of combining its predecessors in 1995 reduced the Company's earnings by 2 cents per share for the twelve months ended September 30, 1996.

     Write-downs of certain assets, primarily alternative energy projects, of the Company's nonregulated subsidiaries reduced earnings for each of the twelve months ended September 30. The write-downs, which reflect declines in the value of those nonregulated investments, reduced earnings by approximately $9.4 million, or 9 cents per share, and $1.8 million, or 2 cents per share, in the 1997 and 1996 twelve-month periods, respectively. The pre-tax amounts of the write-downs, which are included in Other, Net in the Consolidated Statements of Income, totaled $15.6 million and $3.0 million for the 1997 and 1996 twelve-month periods ended September 30, respectively.

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

     In the fourth quarter of 1996, the Company and KCS Energy, Inc. (KCS) of Edison, New Jersey, signed a definitive agreement to sell a portion of the Company's nonregulated operations to KCS for $210 million in cash and warrants to purchase KCS common stock. The sale, which included the Company's oil and gas exploration and development operations, was completed in January 1997. The Company recorded an after-tax loss of $7.1 million for the transaction in 1996 and an additional $0.5 million in the first quarter of 1997.

     The Company has also divested a subsidiary that developed and operated a computerized information system which facilitated real-time exchange of power in the electric industry. The Company disposed of the investment in October 1997. In September 1996, the Company recorded a $4.0 million anticipated after-tax loss on disposal of those operations. The Company recorded in September 1997 an additional $3.2 million after-tax loss on disposal.

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

UTILITY GROSS MARGIN

     Electric Gross Margin:
     ----------------------

                                                         Periods Ended September 30
                                               --------------------------------------------------
                                               Three Months      Nine Months      Twelve Months
                                               ------------      -----------      ---------------
                                               1997    1996      1997   1996       1997     1996
                                               ----    ----      ----   ----      ------   ------
                                                                (in millions)

     Operating revenues                        $334    $311      $850   $840      $1,109   $1,087
     Cost of fuel, energy and capacity           67      61       179    178         235      230
                                              -----    ----      ----   ----      ------   ------
       Electric gross margin                   $267    $250      $671   $662      $  874   $  857
                                               ====    ====      ====   ====      ======   ======

     Variations in gross margin are the result of changes in revenues due to price and sales volume variances. Changes in the cost of electric fuel, energy and capacity (collectively, Energy Costs) reflect fluctuations in generation levels and mix, fuel cost, and energy and capacity purchases.

     MidAmerican previously had been allowed to recover in revenues Energy Costs from most of its electric utility customers through energy adjustment clauses
(EACs). Effective July 11, 1997, the EAC was eliminated for Iowa customers as part of a recently approved settlement agreement in Iowa. Prior to July 11, 1997, variations in revenues collected through the EACs did not affect gross margin or net income. With the elimination of the Iowa EAC, fluctuations in Energy Costs now have an impact on gross margin and net income. Refer to "Rate Matters" under the Operating Activities and Other Matters section of Liquidity and Capital Resources for further discussion of the settlement agreement.

     Electric gross margin for three months ended September 30, 1997, increased compared to the 1996 three-month period. Though cooler than normal, temperatures during the 1997 period were warmer than in the 1996 period. Cooler-than-normal temperatures resulted in a $9 million reduction in electric gross margin in the third quarter of 1997 compared to a $20 million reduction in the 1996 third quarter. Moderate but steady growth in the number of customers and an improvement in sales not dependent upon weather also contributed to the increase in margin. In total, electric retail sales increased 4%. Energy Costs for the period were below the amount recovered in rates under the new Iowa pricing plan and resulted in an increase to gross margin of approximately $4.0 million. Reductions in electric retail rates decreased revenues and gross margin by $5.0 million compared to the third quarter of 1996.

     Reductions in electric retail service rates have affected customers in Iowa and Illinois. In October 1996, the Illinois Commerce Commission (ICC) ordered MidAmerican to reduce electric retail rates for its Illinois customers by 10%, or $13.1 million in annual revenues, effective November 3, 1996. A negotiated termination of the rate reduction proceeding left in place the initial $13.1 million annual reduction and included a second price reduction of $2.4 million annually effective on June 1, 1997. In Iowa, MidAmerican reduced its electric retail rates by $8.7 million effective November 1, 1996. The reduction lowered rates to levels in MidAmerican's pricing proposal filed in June 1996. With implementation of the approved settlement in July 1997, rates for Iowa residential customers were reduced an additional $10.0 million annually. The Iowa rate reductions are partially offset by a new tracking mechanism (Cooper Tracker) for capital improvement costs at the Cooper Nuclear Station. The rate reduction amount in the discussion of margin variance for each period is net of the effect of the Cooper Tracker. Refer to "Rate Matters" in Liquidity and Capital Resources later in this discussion for further information regarding the Iowa proceeding.

     Gross margin for the nine months ended September 30, 1997, improved for reasons similar to those mentioned in the three-month discussion. Temperature variation from normal reduced gross margin for the 1997 period by $14 million compared to a decrease in margin of $17 million for the 1996 period. Additionally, customer growth and increases in sales not dependent on weather contributed to the increase. In total, electric retail sales increased 3% in the 1997 nine-month period compared to the nine months ended September 30, 1996. The elimination of the ECA resulted in a $4.0 million increase in margin for the 1997 year to date period as well. Rate reductions reduced revenues and gross margin by $14.3 million for the nine months ended September 30, 1997, relative to the 1996 period.

     Electric gross margin increased $17 million for the twelve months ended September 30, 1997, compared to the 1996 period. Customer growth and an improvement in sales not dependent upon weather contributed to the increase. The variation in temperatures caused an increase in weather-related sales in the 1997 twelve-month period relative to the comparable 1996 period and improved gross margin by approximately $5 million. In total, electric retail sales increased 4% relative to the comparable 1996 twelve-month period. Revenues and margin from non-retail sales increased due to a 19% increase in sales volumes for the 1997 twelve-month period compared to the twelve months ended September 30, 1996. The $4.0 million benefit from the elimination of the ECA also contributed to the improved twelve-month comparison. The rate reductions discussed above reduced electric gross margin by $18.5 million for the twelve months ended comparison.

     Gas Gross Margin:
     ----------------

                                      Periods Ended September 30
                             ---------------------------------------------
                             Three Months     Nine Months    Twelve Months
                             ------------     -----------    -------------
                             1997    1996    1997    1996    1997    1996
                             ----    ----    ----    ----    ----    ----
                                             (in millions)

     Operating revenues      $ 60    $ 73    $353    $355    $535    $502
       Cost of gas sold        34      48     221     220     347     310
                             ----    ----    ----    ----    ----    ----
       Gas gross margin      $ 26    $ 25    $132    $135    $188    $192
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

     Gas gross margin for the three months ended was relatively unchanged. The decrease in revenues and cost of gas was due primarily to a decrease in the cost of gas per unit.

     Gas gross margin for the nine months ended September 30, 1997, decreased $3 million compared to the 1996 nine-month period due primarily to warmer temperatures in 1997. Weather in the first quarter of 1997 was milder than normal resulting in a $1 million decrease in gas gross margin while weather in the 1996 first quarter was colder than normal, contributing $2 million to the gas margin for that period. Retail sales of natural gas decreased 7% compared to the nine months ended September 30, 1996.

     Gas gross margin decreased $4 million for the twelve months ended September 30, 1997, compared to the 1996 period. Retail sales of natural gas decreased 6% compared to twelve months ended September 30, 1996. The decrease is due primarily to the impact of weather. The increase in revenues and cost of gas was due to an increase in the cost of gas per unit.

UTILITY OPERATING EXPENSES

     Utility other operating expenses increased for three, nine and twelve months ended September 30, 1997, compared to the 1996 periods due in part to increases of $3.9 million, $8.5 million and $5.8 million, respectively, in nuclear operating costs. For the nine and twelve-month periods, the increase was due primarily to increases at the Quad Cities Nuclear Station (Quad Cities Station). Operating expenses related to Cooper Nuclear Station (Cooper) increased in part due to the ratemaking treatment for Cooper capital improvements. As a result of 1996 and 1997 rate settlements, Cooper capital improvements are now expensed when incurred, instead of being capitalized. As mentioned previously in the Electric Gross Margin section, MidAmerican is now recovering on a current basis the Iowa portion of these costs from its Iowa electric customers. This change accounted for $2.5 million of the nuclear operating expense increase in the nine and twelve-month periods and $1.9 million of the increase for the quarter.

     In addition, the 1997 periods reflect increases in marketing salaries and expenses, consulting services fees, uncollectible accounts expense, employee incentive compensation, manufactured gas plant cleanup costs and certain employee benefits expenses. Each of the 1997 periods reflects an increase in transmission wheeling expense due to activities which also produced additional revenues. The increases for the twelve months ended September 30, 1997, were partially offset by a $2.8 million decrease due to restructuring costs included in the 1996 twelve-month period.

     Maintenance expenses decreased slightly for three months and twelve months ended September 30, 1997, and increased $1.7 million for the 1997 nine-month period relative to their comparable 1996 periods. Maintenance expenses at the Quad Cities Station decreased $1.9 million for the 1997 quarter compared to the 1996 third quarter. For the 1997 nine-month and twelve-month periods, maintenance expenses at the Quad Cities Station increased $0.6 million and $2.1 million, respectively, compared to the 1996 periods. There was a moderate increase in non-nuclear maintenance expenses for the three-month and nine-month comparisons. Steam power maintenance increased $3.4 million for the twelve-month comparison, but was offset by a $6.2 million reduction from an adjustment in the 1996 fourth quarter to align inventory accounting of predecessor companies.

     Based on information currently available, MidAmerican expects 1997 nuclear operations and maintenance expenses to be $12-14 million above the 1996 level due in part to scheduled outage costs, the change in treatment for Cooper capital additions and other activities at the Quad Cities Station and Cooper. MidAmerican is a 25% owner of the Quad Cities Station and purchases 50% of the output of Cooper under a power sales contract. MidAmerican does not operate either of the facilities. Actual nuclear operations and maintenance expenses could differ significantly from the expected level due to, but not limited to, unplanned outages, additional maintenance needs or regulatory intervention.

     Property taxes increased $3.0 million, $3.8 million and $4.7 million for the three, nine and twelve months ended September 30, 1997, respectively, compared to the 1996 periods, due to an increase in assessed value.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

Holdings:
---------

     Revenues of MidAmerican Capital and Midwest Capital decreased $4.5 million for the third quarter of 1997 compared to the 1996 third quarter due to a 21% decrease in sales volumes of nonregulated natural gas marketing subsidiaries. For the nine-month and twelve-month periods ended September 30, 1997, revenues of MidAmerican Capital and Midwest Capital increased a total of $73.4 and $140.4 million, compared to the respective 1996 periods. Revenues from the natural gas marketing subsidiaries increased $74.5 million and $138.8 million for the nine-month and twelve-month periods, respectively. Sales volumes for the natural gas marketing firms increased 23 million MMBtu's (48%) and 50 million MMBtu's (86%) for the 1997 nine and twelve months ended September 30 compared to the 1996 periods.

     Cost of sales includes expenses directly related to sales of natural gas. A fluctuation in gas sales volumes was the primary cause of the variance in the cost of sales for each 1997 period compared to the 1996 periods. The average cost of gas per unit also increased for each of the 1997 periods.

     Compared to the 1996 periods, total gross margin on nonregulated natural gas sales increased $0.3 million and $0.4 million for the three months and nine months ended September 30, 1997, and decreased $0.8 million for the twelve-month period.

NON-OPERATING INCOME AND INTEREST EXPENSE

MidAmerican:
------------

     Other, Net -

     In September 1997, MidAmerican received a $15 million cash payment from Nebraska Public Power District (NPPD) as settlement for a lawsuit filed by MidAmerican against NPPD. Approximately $12 million is being refunded to MidAmerican's customers. The remaining amount was retained by MidAmerican for recovery of litigation costs in the lawsuit. Other, Net for each 1997 period presented reflects $2.2 million of pre-tax income for recovery of litigation costs incurred in prior years. (Refer to "Cooper Litigation I", in Part II, Item 1, of this document for additional information.)

     Other, Net for each of the 1996 periods includes approximately $8.7 million of expenses for costs incurred by MidAmerican for its merger proposal to IES Industries Inc. in 1996.

     In the fourth quarter of 1996, MidAmerican recorded an award of $2.7 million of pre-tax income as a result of successful performance under its incentive gas procurement program during the 1995-1996 heating season. MidAmerican was awarded $1.7 million of pre-tax income in the second quarter of 1997 for its performance under the program during the May to October 1996 period.

     In the first quarter of 1996, MidAmerican recorded a $2.2 million reserve for an inventory dispute with a vendor. Following successful resolution of the dispute in the fourth quarter of 1996, MidAmerican reversed the reserve and recorded an initial pre-tax gain of $3.2 million on its sale of the related storage gas supplies. MidAmerican reflected an additional $0.8 million gain in the second quarter of 1997 after receiving favorable treatment on the transaction from the Iowa Utilities Board (IUB). The impact of these transactions on the comparison of Other, Net between the nine and twelve months ended September 30 periods was an increase in income for the 1997 periods over the 1996 periods of $3.0 million and $8.4 million, respectively.

     In addition, the recognition of deferred income from energy efficiency programs and income from gas marketing activities increased in each of the 1997 periods compared to the respective 1996 periods.

     Interest Charges -

     A decrease in the average amount of commercial paper outstanding compared to the 1996 periods resulted in a decrease in related other interest expense for the 1997 periods. The decreases for the 1997 nine-month and twelve-month periods ended September 30 were partially offset by interest expense related to IRS settlements in the second quarter of 1997.

Holdings:
---------

     Dividend Income

     Dividend income decreased for the 1997 periods due MidAmerican Capital's reduced holdings of preferred stock portfolios as discussed below.

     Realized Gains and Losses on Securities, Net -

     Net realized gains on securities decreased for the 1997 nine-month and twelve-month periods compared to the 1996 periods. During the first quarter of 1996, MidAmerican Capital began liquidation of certain common equity fund holdings, realizing gains on such sales. Losses on liquidation of managed preferred stock portfolios in the last three months of 1996 resulted in a net loss on securities for the twelve months ended September 30, 1997.

     Other, Net -

     As discussed in the "Earnings" section at the beginning of Results of Operations, write-downs of nonregulated investments decreased Other, Net by $15.6 million and $3.0 million for the 1997 and 1996 twelve months ended September 30 periods, respectively. In the third quarter of 1996, Midwest Capital recorded a $1.8 million pre-tax gain on the sale of a building which was previously written-down in expectation of a lower market value. Each of the period comparisons was also affected by reductions in the 1997 periods of income from equity investments due to liquidation activity discussed above.

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

     As reflected on the Consolidated Statements of Cash Flows, for the first nine months of 1997, Holdings had net cash provided from operating activities of $299 million compared to $277 million for the same period in 1996. MidAmerican's net cash provided from operating activities was $278 million for the first nine months of 1997 and $255 million for the first nine months of 1996.

INVESTING ACTIVITIES AND PLANS

MidAmerican:
------------

     MidAmerican's   primary   need  for   capital   is   utility   construction
expenditures. For the first nine months of 1997, utility construction expenditures totaled $114 million, including allowance for funds used during construction (AFUDC), Quad Cities Station nuclear fuel purchases and Cooper capital improvements. All such expenditures were met with cash generated from utility operations, net of dividends.

     Beginning with July 1997 expenditures, Cooper capital improvements are no longer included in utility construction expenditures but are expensed when incurred in Other Operating Expenses. As part of the recent settlement of MidAmerican's pricing proposal, MidAmerican is recovering on a current basis the Iowa portion of Cooper capital improvements from its Iowa electric customers through a tracking mechanism.

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

     Operators of a nuclear facility are required to set aside funds to provide for costs of future decommissioning of their nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican expects to contribute approximately $47 million during the period 1997 through 2001 to an external trust established for the investment of funds for decommissioning the Quad Cities Station. Currently, a majority of the funds are invested in investment grade municipal and U.S. Treasury bonds. In 1997, MidAmerican directed the trust to begin investing a portion of the funds in domestic corporate debt and common equity securities. Approximately 30% of the trust's funds are now invested in domestic corporate debt and common equity securities. In addition, MidAmerican makes payments to Nebraska Public Power District (NPPD) related to decommissioning Cooper. These payments are reflected in Other Operating Expenses in the Consolidated Statements of Income. Based on NPPD estimates, MidAmerican expects to pay approximately $57 million to NPPD for Cooper decommissioning during the period 1997 through 2001. NPPD invests the funds predominantly in U.S. Treasury Bonds. MidAmerican's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. See Part II, Item 1 Legal Proceedings for a discussion of a lawsuit filed by NPPD seeking a declaration of MidAmerican's rights and obligations in connection with Cooper nuclear decommissioning funding. MidAmerican currently recovers Quad Cities Station decommissioning costs charged to Illinois customers through a rate rider on customer billings. Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

Holdings:
---------

     Capital expenditures of nonregulated subsidiaries were $10 million for the first nine months of 1997. Capital expenditures of nonregulated subsidiaries depend primarily upon the availability of suitable investment opportunities which meet the Company's objectives. The Company continues to evaluate nonstrategic, nonregulated investments and may redeploy certain assets in the next year. External financing may also be used to provide for nonregulated capital expenditures.

     MidAmerican Capital invests in a variety of marketable securities which it holds for indefinite periods of time. In the Consolidated Statements of Cash Flows, the lines Purchase of Securities and Proceeds from Sale of Securities consist primarily of the gross amounts of these activities, including realized gains and losses on investments in marketable securities.

     Included in investments on the consolidated balance sheets is the Company's investment in common stock of McLeodUSA Incorporated (McLeodUSA). McLeodUSA common stock has been publicly traded since June 14, 1996. Investor agreements related to McLeodUSA's initial public offering and subsequent merger with Consolidated Communications Inc. prohibit the Company from selling or otherwise disposing of any of the common stock of McLeodUSA prior to September 24, 1998, which is one year after the completion of the merger. As a result of the agreements, the Company's investment was considered restricted stock and, as such, was recorded at cost in all periods prior to September 1997. Beginning in September 1997, the investment is no longer considered restricted for accounting purposes, and the investment is recorded at fair value. At September 30, 1997, the cost and fair value of the McLeodUSA investment were $45.7 million and $325.9 million, respectively. The unrealized gain is recorded, net of income taxes, as a separate component of common shareholders' equity. At September 30, 1997, the unrealized gain and deferred income taxes for this investment were $280.2 million and $98.1 million, respectively.

     MidAmerican Capital has received approximately $28 million from 1997 sales of most of its venture capital funds. Most of the proceeds of these sales have been transferred to Holdings by way of a dividend for use in the repurchase of the Company's common stock.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

MidAmerican:
------------

     MidAmerican currently has authority from the Federal Energy Regulatory Commission (FERC) to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of September 30, 1997, MidAmerican had a $250 million revolving credit facility agreement and a $10 million line of credit to provide short-term financing for utility operations. MidAmerican's commercial paper borrowings, which totaled $131 million at September 30, 1997, are supported by the revolving credit facility and the line of credit. MidAmerican also has a revolving credit facility which is dedicated to provide liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.


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

     During the first nine months of 1997, MidAmerican repurchased $42.4 million of first mortgage bonds with annual interest rates from 6.95% to 7.70%.

     MidAmerican currently has regulatory authority to issue an additional $300 million of preferred securities and long-term debt, including issues under its medium-term note program. It is management's intent to refinance certain
MidAmerican debt securities with additional issuances of unsecured debt and preferred securities of a subsidiary trust as market conditions allow.

     As of September 30, 1997, MidAmerican had $401 million of long-term debt maturities and sinking fund requirements for 1997 through 2001.

Credit Ratings -

     MidAmerican's access to external capital and its cost of capital are influenced by the credit ratings of its securities. MidAmerican's credit ratings as of November 1, 1997, are shown in the table below. The ratings reflect only the views of such rating agencies, and each rating should be evaluated independently of any other rating. Generally, rating agencies base their ratings on information furnished to them by the issuing company and on investigation, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if in the judgment of the rating agency circumstances so warrant. Such ratings are not a recommendation to buy, sell or hold securities.


                                           Moody's
                                          Investors           Standard
                                           Service            & Poor's
                                          ---------           --------

     Mortgage Bonds                           A2                 A+
     Unsecured Medium-Term Notes              A3                 A
     Preferred Stocks                         a3                 A
     Commercial Paper                         P-1                A-1

Preferred Dividends -

     Preferred dividends include net gains or losses on the reacquisition of MidAmerican preferred shares. Net losses on reacquisitions totaled zero, $1.4 million and $2.7 million for the 1997 three-month, nine-month and twelve-month periods, respectively, and zero, $0.3 million and $0.3 million for the comparable 1996 periods. Excluding these losses, preferred dividends increased for the 1997 periods compared to the 1996 periods due to the increase in preferred stock outstanding.

Holdings:
---------

     As of September 30, 1997, Holdings had lines of credit totaling $75 million available to provide for short-term financing needs.

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

     In March 1997, Holdings announced its plan to repurchase up to $200 million of the Company's common stock. The Company plans to purchase the shares from time to time as market conditions warrant, with the intent of completing the entire repurchase program by December 31, 1998. As of September 30, 1997, the Company had repurchased approximately 3.9 million shares for $67.8 million. In addition, a subsidiary has acquired 445,000 shares of Holdings common stock which are also excluded from shares outstanding.

     On October 29, 1997, Holdings' board of directors declared a quarterly dividend on common shares of $0.30 per share payable December 1, 1997. The dividend represents an annual rate of $1.20 per share.

     As of September 30, 1997, MidAmerican Capital had unsecured revolving credit facilities in the amount of $114 million. Currently MidAmerican Capital has a zero balance outstanding under these facilities. MidAmerican Capital has $112 million of long-term debt maturities and sinking fund requirements for 1997 through 2001.

     Midwest   Capital   currently  has  a  $25  million  line  of  credit  with
MidAmerican, of which $5 million was outstanding at September 30, 1997.

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

Holdings:
---------

     During 1996, the Company began to reevaluate its nonregulated investments. Through the evaluation process, management will determine which investments fit the Company's objectives and which should be divested. The method of divestiture could include alternatives from finding an immediate buyer to holding the investment until maturity. The evaluation of nonregulated investments has resulted in a net reduction in earnings since the Company began the process in 1996. Losses on disposal of discontinued nonregulated operations and the write-downs discussed in the "Earnings" section of this discussion account for substantially all of the reductions. The Company expects the process will continue for the next year and could result in additional losses if the Company decides to divest of investments for less than carrying value.

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

     MidAmerican has been authorized in an order from the IUB approving the electric pricing settlement to enter into long-term contracts with industrial and commercial customers. MidAmerican is, and will be, negotiating long-term contracts with several of its industrial and commercial customers. In addition to initiating a brand identity advertising campaign within MidAmerican's service territory, MidAmerican is investigating potential complementary products and services it can provide in preparation for opportunities expected to be available in a competitive utility retail market.

     In October 1997 the IUB adopted rules to encourage gas transportation service for small volume customers starting in 1999. MidAmerican has until November 15, 1998, to file its own plan to unbundle service for its small volume customers. MidAmerican presently believes that these rules will not have a material impact on its results of operations.

     On October 30, 1997, the Illinois Senate passed a bill to restructure Illinois' electric industry. The bill must go before the Illinois House of Representatives, which previously passed a similar bill, and, if approved, be signed by the Governor. The bill provides for residential electric rate reductions, but MidAmerican is granted credit for rate reductions implemented in Illinois in 1996 and 1997. In addition, the bill provides for a sharing between customers and shareholders if MidAmerican's Illinois electric returns on common equity exceed an amount determined by a formula in the statute. MidAmerican is assessing the impact of the legislation on its operations, but, at this time, does not believe the foregoing provisions will have a material impact on its Illinois results of operations or financial condition.

     In Iowa, no legislation has been introduced to allow generation or retail service competition.

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



     A possible consequence of competition in the utility industry is that Statement of Financial Accounting Standards (SFAS) No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. MidAmerican's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. If a portion of MidAmerican's utility operations no longer meets the criteria of SFAS 71, MidAmerican would be required to eliminate from its balance sheet the assets and liabilities related to those operations that resulted from actions of its regulators. Although the amount of such an elimination would depend on the specific circumstances, a material adjustment to earnings in the appropriate period could result from the discontinuance of SFAS 71. As of September 30, 1997, MidAmerican had $357 million of regulatory assets in its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican's regulatory assets as of September 30, 1997, included $116.4 million of deferred energy efficiency costs. MidAmerican is currently collecting amounts related to $16.1 million of that total in accordance with previously received approvals. On September 29, 1997, MidAmerican received approval from the IUB to begin recovery of the remaining deferred energy efficiency costs, effective immediately. Accordingly, $95.1 million will be collected over a four-year period, along with a return of $26.6 million on those costs.
MidAmerican also received approval to recover current energy efficiency costs, which are expected to be $18.5 million for the period May 1997 through April 1998. The projected $18.5 million of current costs, $5.3 million of which were deferred from May through September 1997, will be collected in the twelve-month period ending in September 1998. The filing is subject to periodic prudence reviews by the IUB. Deferred and current energy efficiency costs will be reflected in operating expenses over the related periods of recovery.

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

     Under the agreement, if MidAmerican's annual return on common equity exceeds 12%, then an equal sharing between customers and shareholders of earnings above the 12% level begins; if it exceeds 14%, then two-thirds of MidAmerican's share of those earnings will be used for accelerated recovery of certain regulatory assets. The agreement permits MidAmerican to file for increased rates if the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%.

     The agreement also provides that MidAmerican will develop a pilot program for a market access service which allows customers with at least 4 MW of load to choose energy suppliers. The pilot program, which is subject to approval by the IUB and the FERC, is limited to 60 MW of participation the first year and can be expanded by 15 MW annually until the conclusion of the program. Any loss of revenues associated with the pilot program will be considered part of the $10 million annual reduction for commercial and industrial customers but may not be recovered from other customer classes. The program was filed with the IUB and the FERC in September 1997. MidAmerican anticipates that the necessary approvals will be received before the end of the second quarter of 1998.

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

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout the states, the EPA will make a determination of whether the states have any areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). If a state has area(s) classified as nonattainment area(s), the state is required to submit a State Implementation Plan specifying how it will reach attainment of the standards through emission reductions or other means.

     The impact of the new standards on MidAmerican will depend on the attainment status of the areas surrounding MidAmerican's operations and MidAmerican's relative contribution to the nonattainment status. If
MidAmerican's  operations  contribute  to  nonattainment  and  modifications  to
MidAmerican's operations or facilities are necessary, the cost of making emissions reductions to meet the air quality standards will be dependent upon the level of emissions reductions required and the available technology. MidAmerican will continue to evaluate the potential impact of the new regulations.

     Coal Deliveries -

     A coal transportation provider of MidAmerican has been experiencing nationwide operational problems. Consequently, coal deliveries to MidAmerican's Neal station have been delayed resulting in reduced coal inventory at that site. MidAmerican has discussed the situation with the transportation provider and has received assurance that adequate deliveries can be made to the four Neal units. If deliveries decrease or cease, MidAmerican's off-system sales may be adversely affected. It is not expected that sales to retail customers will be affected.

     Quad Cities Nuclear Station Outage -

     Commonwealth Edison Company (ComEd), operator and 75% owner of Quad Cities Station Units 1 and 2, has extended a scheduled outage at Unit 2 pending resolution of concerns expressed by the Nuclear Regulatory Commission relating to safety systems and procedures common to both units. ComEd has until December 2, 1997, to complete the necessary modifications to Unit 1. During the extended outage of Unit 2 or a possible outage of Unit 1, MidAmerican will be required, at different times and to varying extents, to operate more expensive units, purchase more off-system energy and/or curtail off-system sales. The use of the more expensive replacement power could result in reduced off-system sales opportunities and lower margins on those sales.

     Other Matters -

     MidAmerican has initiated an incentive compensation plan which covers all of its salaried employees. One goal in the plan is achievement of a designated threshold earnings target. The 1997 earnings target, which was established by management, reflects a 12.9% return on average common equity for MidAmerican.

YEAR 2000

     The Company has undertaken an extensive project to ensure the ability of its information technology systems, including hardware, software and applications programs, to perform correctly on January 1, 2000. The Company, in addition to its internal resources, has engaged independent contractors to assist with the conversion project. The project timetable specifies completion of all conversion work and testing sufficiently in advance of January 1, 2000 to identify any residual concerns. Although management believes that the project will be completed within the required time frame, unforeseen and other factors, including failure of the contractors to perform, could cause delays in the project, the results of which could be material to the Company.

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

Cooper Litigation I
-------------------

         On May 26, 1995, the Company filed a lawsuit naming Nebraska Public Power District (NPPD) as defendant. The action was filed in the U.S. District Court for the Southern District of Iowa and was identified as No. 4-95-CV-80356. The legal proceeding was based upon a long-term power purchase agreement between the Company and NPPD, pursuant to which the Company purchases one-half the output of NPPD's Cooper Nuclear Station (Cooper) and pays one-half the cost of operating Cooper. NPPD, in turn, is obligated to operate the plant in an efficient and economical manner consistent with good business and utility practices and in compliance with the terms of its operating license issued to it by the Nuclear Regulatory Commission (NRC). In 1993 and 1994, as a response to NPPD actions, the NRC issued numerous notices of violations to NPPD; as a result of these violations and other safety issues identified by the NRC and NPPD, Cooper experienced unplanned outages and outages were unduly extended. NPPD's failure to meet its obligations with respect to the operation of Cooper deprived the Company of the benefits it was entitled to under the power purchase contract, causing the Company to lose profits and incur increased costs of operation. Similar litigation has been filed against NPPD by the Lincoln Electric System (LES), a municipal utility serving the City of Lincoln, Nebraska, and purchasing one-eighth of the output of Cooper pursuant to a similar power purchase contract. The LES legal proceeding is pending in Nebraska state court.

         MidAmerican and NPPD reached an agreement settling the parties' disputes and resolving MidAmerican's claims without the need for a trial. Under the settlement, NPPD paid MidAmerican $15 million on September 2, 1997.
MidAmerican retained approximately $3 million for recovery of expert and attorney fees, and is refunding approximately $12 million to its customers. The parties also amended the existing power purchase contract. The amendment concerns operating standards at the plant.

         MidAmerican dismissed the lawsuit, with prejudice.

Cooper Litigation II
--------------------

         On July 23, 1997, NPPD filed a Complaint, in the United States District Court for the District of Nebraska, naming MidAmerican as the defendant and seeking declaratory judgment as to three issues under the parties' long-term power purchase agreement for Cooper capacity and energy. More specifically, NPPD seeks a declaratory judgment in the following respects: (1) that MidAmerican is obligated to pay 50% of all costs and expenses associated with decommissioning Cooper, and that in the event NPPD continues to operate Cooper after expiration of the power purchase agreement (September, 2004), MidAmerican is not entitled to reimbursement of any decommissioning funds it has paid to date or will pay in the future; (2) that the current method of allocating transition costs as a part of the decommissioning cost is proper under the power purchase agreement; and (3) that the current method of investing decommissioning funds is proper under the power purchase agreement. On September 12, 1997, MidAmerican filed a "Motion to Dismiss or Transfer Venue" (the Motion). NPPD filed a brief in opposition to the Motion on October 16, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibits Filed Herewith
         -----------------------

         Holdings and MidAmerican

               Exhibit 10.1 - Amendment No. 5, dated September 2, 1997, to the Power Sales Contract between MidAmerican Energy Company and Nebraska Public Power District, dated September 22, 1967.

               Exhibit 10.2 - Amendment No. 1, dated October 29, 1997, to the MidAmerican Energy Company 1995 Long-Term Incentive Plan.

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

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MIDAMERICAN ENERGY HOLDINGS COMPANY
                                     MIDAMERICAN ENERGY COMPANY
                                           (Registrants)








Date  November 10, 1997                      A. L. Wells
    -------------------      -------------------------------------------------
                                             A. L. Wells
                             Senior Vice President and Chief Financial Officer