Form 10-K405
period 1997-12-31
MIDAMERICAN ENERGY HOLDINGS CO; MIDAMERICAN ENERGY CO
filed 1998-03-24
CIK 1009526, 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

           [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1997
                                             -----------------
                                              or
           [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from        to
                                                      --------  -------


Commission      Registrant's Name, State of Incorporation,   IRS Employer
File Number        Address and Telephone Number              Identification No.
-----------     ------------------------------------------   ------------------

1-12459            MIDAMERICAN ENERGY HOLDINGS COMPANY          42-1451822
                          (AN IOWA CORPORATION)
                        666 GRAND AVE. PO BOX 657
                         DES MOINES, IOWA 50303
                              515-242-4300

1-11505               MIDAMERICAN ENERGY COMPANY                42-1425214
                        (AN IOWA CORPORATION)
                       666 GRAND AVE. PO BOX 657
                        DES MOINES, IOWA 50303
                             515-242-4300

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each Exchange
Registrant                 Title of Each Class           On which Registered
----------                 -------------------          ---------------------
MidAmerican Energy
  Holdings Company      Common Stock, no par value      New York Stock Exchange

MidAmerican Energy   7.98% MidAmerican Energy Company   New York Stock Exchange
  Company         Obligated Preferred Securities of Subsidiary Trust

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of voting stock held by non-affiliates of MidAmerican Energy Holdings Company was $1,954,875,719 as of February 27, 1998, when 94,595,982 shares of common stock, without par value, were outstanding.

The aggregate market value of voting stock held by non-affiliates of MidAmerican Energy Company was zero as of February 27, 1998, when 70,980,203 shares of common stock, without par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

A portion of Holding's Proxy Statement relating to its 1998 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY

                                       AND

                           MIDAMERICAN ENERGY COMPANY


                         1997 Annual Report on Form 10-K

This combined Form 10-K is separately filed by MidAmerican Energy Holdings Company and MidAmerican Energy Company. Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, MidAmerican Energy Company makes no representation as to information relating to any other subsidiary of MidAmerican Energy Holdings Company.

                                TABLE OF CONTENTS

                                     Part I
                                                                       Page
Item 1   Business
            General Development of Business..........................    7
            Financial Information About Industry Segments............    8
            Narrative Description of Business........................    8
              Business of MidAmerican Energy Holdings Company........    8
              Business of MidAmerican Energy Company.................    8
                 Electric Operations ................................   10
                 Natural Gas Operations..............................   12
                 Construction Program................................   14
                 General Utility Regulation..........................   14
                 Rate Regulation.....................................   14
                 Nuclear Regulation..................................   16
                 Environmental Regulations...........................   17
              Business of MidAmerican Capital Company................   19
              Business of Midwest Capital Group, Inc.................   20
Item 2   Properties..................................................   20
Item 3   Legal Proceedings...........................................   22
Item 4   Submission of Matters to a Vote of Security Holders.........   23

Other Information
         Executive Officers of the Registrant........................   23
         Business Transaction Policy Statement.......................   23

                                     Part II

                                                                       Page
Item 5   Market for the Registrant's Common Equity and
            Related Stockholder Matters..............................    25
Item 6   Selected Financial Data.....................................    25
Item 7   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................    26
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..    26
Item 8   Financial Statements and Supplementary Data.................    29
Item 9   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure...................    29

                                    Part III

Item 10  Directors and Executive Officers of the Registrant..........    30
Item 11  Executive Compensation......................................    32
Item 12  Security Ownership of Certain Beneficial Owners
            and Management...........................................    32
Item 13  Certain Relationships and Related Transactions..............    34

                                     Part IV

Item 14  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K......................................    34
Signatures...........................................................   120

Exhibits Index.......................................................   123

DEFINITIONS

The following terms are used in this document with the following meanings:

TERM                  MEANING

ANR                   ANR Pipeline Company
Btu                   British Thermal Unit, the quantity of heat required to
                        raise the temperature of one pound of water one degree Fahrenheit
CAAA                  Clean Air Act Amendments of 1990
ComEd                 Commonwealth Edison Company
Company               MidAmerican Energy Holdings Company
Cooper                Cooper Nuclear Station
DOE                   United States Department of Energy
EMFs                  Electric and magnetic fields
EAC                   Energy Adjustment Clause
EPA                   United States Environmental Protection Agency
Exchange Act          Securities Exchange Act of 1934, as amended
FASB                  Financial Accounting Standards Board
FERC                  Federal Energy Regulatory Commission
Holdings              MidAmerican Energy Holdings Company
ICC                   Illinois Commerce Commission
InterCoast            InterCoast Energy Company
InterCoast Capital    InterCoast Capital Company
Iowa-Illinois         Iowa-Illinois Gas and Electric Company
IPO                   Initial public offering
IUB                   Iowa Utilities Board
KCS                   KCS Energy Inc.
KW                    Kilowatt, a thousand watts
KWh                   Kilowatt-hour, one thousand watts used for one hour
LDC                   Local distribution company
MAPP                  Mid-Continent Area Power Pool
Mcf                   One thousand cubic feet
McLeodUSA             McLeodUSA Incorporated
MD&A                  Management's Discussion and Analysis of Financial
                        condition and Results of Operations
MidAmerican           MidAmerican Energy Company, a wholly owned subsidiary
                        of Holdings
MidAmerican Capital   MidAmerican Capital Company, a wholly owned subsidiary
                        of Holdings
Midwest Capital       Midwest Capital Group, Inc., a wholly owned subsidiary
                        of Holdings
Midwest               Midwest Power Systems Inc.
Midwest Resources     Midwest Resources Inc.
MGP                   Manufactured gas plant
MMcf                  One million cubic feet
MW                    Megawatts, one million watts
NGPL                  Natural Gas Pipeline Company of America
NNG                   Northern Natural Gas

NPDES                 National Pollutant Discharge Elimination System
NPPD                  Nebraska Public Power District
NRC                   Nuclear Regulatory Commission
NWPA                  Nuclear Waste Policy Act of 1982
OASIS                 Open Access Same Time Information System
OCA                   Iowa Office of Consumer Advocate
OPEB                  Other postretirement employee benefits
Order 636 or Orders   FERC Order 636 and related orders
PCBs                  Polychlorinated biphenyls
PGA                   Purchase gas adjustment clause
PRPs                  Potentially responsible parties
SDPUC                 South Dakota Public Utilities Commission
SFAS                  Statement of Financial Accounting Standards
Utility               MidAmerican Energy Company
Quad Cities Station   Quad Cites Nuclear Power Station

                                     PART I
ITEM 1. BUSINESS
----------------

(A)    GENERAL DEVELOPMENT OF BUSINESS

        Holdings is an exempt public utility holding company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. Holdings was formed in 1996 to hold the common stock of MidAmerican, and its principal subsidiaries. Effective December 1, 1996, Holdings became the parent company of MidAmerican, MidAmerican Capital and Midwest Capital pursuant to a share exchange between MidAmerican and Holdings. Prior to the effective date of the exchange, MidAmerican Capital and Midwest Capital were direct subsidiaries of MidAmerican. MidAmerican is a public utility and accounts for the predominant part of the Company's assets and earnings. MidAmerican Capital and Midwest Capital are the first-tier, nonregulated subsidiaries of the Company.

       MidAmerican, an Iowa corporation, was formed on July 1, 1995, as a result of the merger of Iowa-Illinois, Midwest Resources and Midwest. MidAmerican Capital (then InterCoast) was a wholly owned nonregulated subsidiary of Iowa-Illinois. Midwest Resources was an exempt public utility holding company with two wholly owned subsidiaries: Midwest and Midwest Capital.

       During 1996, the Company changed the name of its nonregulated subsidiary, InterCoast, to MidAmerican Capital. As part of the restructuring of that subsidiary, the Company formed a new subsidiary under MidAmerican Capital, named InterCoast Energy Company. The new InterCoast had as its subsidiaries the Company's wholesale nonregulated energy companies, including oil and gas exploration and development operations which were discontinued in 1996 and sold in January 1997.

       The  Company   continued  its  strategic   realignment  of   nonregulated
investments in 1997. In the fourth quarter of 1997, the Company sold assets of its railcar leasing and repair businesses.

       The electric utility industry is in the midst of significant regulatory change. Traditionally, prices charged by electric utility companies have been regulated by federal and state commissions and have been based on cost of service. In recent years, changes have occurred, and are expected to continue to occur, that move the electric utility industry toward a more competitive, market-based pricing environment. These changes will have a significant impact on the way MidAmerican does business. Refer to the discussion of competition in the "Operating Activities and Other Matters" section of MD&A in Part IV, Item 14 of this Form 10-K.

       In anticipation of changes in the electric utility industry, MidAmerican established in 1997 the framework for a new approach to managing its business. Beginning January 1, 1998, MidAmerican began operating as four distinct business units: generation, transmission, energy delivery and retail. Certain administrative functions are handled by a corporate services group which supports all of the business units. Although specific functions may be moved between business units as future circumstances warrant, the main focus of each business unit has been established. Presently, significant functions of the generation business unit include the production and purchase of energy and the sale of wholesale energy. The transmission business unit coordinates all activities related to MidAmerican's transmission facilities, including monitoring access to and assuring the reliability of the transmission system. Energy delivery includes the distribution of electricity and natural gas to end-users, and related activities. Retail includes marketing, customer service and related functions for core and complementary products and services.

       The Company expects that, as the industry moves towards competition, generation and retail functions will not be rate-regulated and will be the business units through which most of MidAmerican's external revenues are derived. Energy delivery and transmission functions, though not unaffected by industry changes, are expected to remain rate-regulated by state and federal commissions.

       The move to a competitive environment creates the need for new employee skills and knowledge and increased focus on certain aspects of the utility business. MidAmerican anticipates increases in the number of employees in its retail business unit in order to meet the increased emphasis on that area, while some areas will have decreases in employees as efficiencies are achieved or needs change.

(B)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       Financial information on the Company's and MidAmerican's segments of business is included under the respective Notes titled "Segment Information" in Notes to Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-K.

(C)    NARRATIVE DESCRIPTION OF BUSINESS

                              BUSINESS OF HOLDINGS
                              --------------------

       Holdings' strategy is to become the leading regional provider of energy and complementary services. Holdings' interests include 100% of the common stock of MidAmerican, MidAmerican Capital and Midwest Capital. MidAmerican is primarily engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas. MidAmerican Capital manages marketable securities and passive investment activities, nonregulated wholesale and retail natural gas businesses, security services and other energy-related, nonregulated activities. Midwest Capital functions as a regional business development company in MidAmerican's service territory. In an effort that began in 1996, Holdings is continuing to redeploy investments that do not support its strategy.

       For the year ended December 31, 1997, 86.5% of Holdings operating revenues were from MidAmerican, 13.4% were from MidAmerican Capital and 0.1% were from Midwest Capital.

                             BUSINESS OF MIDAMERICAN
                             -----------------------

       MidAmerican distributes electric energy in Council Bluffs, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa, the Quad Cities (Davenport and Bettendorf, Iowa and Rock Island, Moline and East Moline, Illinois) and a number of adjacent communities and areas. MidAmerican distributes natural gas in Cedar Rapids, Des Moines, Fort Dodge, Iowa City, Sioux City and Waterloo, Iowa; the Quad Cities; Sioux Falls, South Dakota; and a number of adjacent communities and areas. As of December 31, 1997, MidAmerican had 647,700 retail electric customers and 618,000 retail natural gas customers.

       MidAmerican's electric and gas operations are conducted under franchises, certificates, permits and licenses obtained from state and local authorities. The franchises, with various expiration dates, are typically for 25-year terms.

       MidAmerican has a residential, agricultural, commercial and diversified industrial customer group, in which no single industry or customer accounted for more than 3.8% (food and kindred products industry) of its total 1997 electric operating revenues or 3.7% (food and kindred products industry) of its total 1997 gas operating margin. Among the primary industries served by MidAmerican are those which are concerned with the manufacturing, processing and fabrication of primary metals, real estate, food products, farm and other non-electrical machinery, and cement and gypsum products.

       For the year ended December 31, 1997, MidAmerican derived approximately 68% of its gross operating revenues from its electric business and 32% from its gas business. For 1996 and 1995, the corresponding percentages were 67% electric and 33% gas, and 70% electric and 30% gas, respectively.

       Historical electric sales by customer class as a percent of total electric sales and retail electric sales data by state as a percent of total retail electric sales are shown below:

                              Total Electric Sales
                                By Customer Class

                             1997       1996      1995
                            ------     ------    -----
Residential                  20.9%      21.1%     23.2%
Small General Service        16.5       16.2      19.1
Large General Service        27.4       27.6      26.1
Other                         4.4        4.5       4.7
Sales for Resale             30.8       30.6      26.9
                            -----      -----     -----

Total                       100.0%     100.0%    100.0%
                            =====      =====     =====

                              Retail Electric Sales
                                    By State

                             1997      1996       1995
                            -----     -----      -----
Iowa                         88.6%     88.7%      88.4%
Illinois                     10.7      10.6       11.0
South Dakota                  0.7       0.7        0.6
                            -----     -----      -----

Total                       100.0%    100.0%     100.0%
                            =====     =====      =====

     Historical gas sales, excluding transportation throughput, by customer class as a percent of total gas sales and by state as a percent of total retail gas sales are shown below:

                                 Total Gas Sales
                                By Customer Class

                             1997      1996       1995
                            -----     -----      -----
Residential                  60.8%     61.1%      57.3%
Small General Service        33.1      33.3       32.9
Large General Service         4.2       4.6        6.2
Sales for Resale and Other    1.9       1.0        3.6
                            -----     -----      -----

Total                       100.0%    100.0%     100.0%
                            =====     =====      =====

                                Retail Gas Sales
                                    By State

                            1997       1996      1995
                           -----      -----     ----
Iowa                        79.1%      78.0%    77.1%
Illinois                    10.4       11.0     11.6
South Dakota                 9.8       10.3     10.6
Nebraska                     0.7        0.7      0.7
                           -----      -----     ----

Total                      100.0%     100.0%   100.0%
                           =====      =====    =====

       There  are  seasonal   variations  in  MidAmerican's   electric  and  gas
businesses which are principally related to the use of energy for air conditioning and heating. In 1997, 38% of MidAmerican's electric revenues were reported in the months of June, July, August and September, reflecting the use of electricity for cooling, and 54% of MidAmerican's gas revenues were reported in the months of January, February, March and December, reflecting the use of gas for heating.

       At December 31, 1997, MidAmerican had 3,467 full-time employees of which 1,657 are covered by union contracts. MidAmerican has eight separate contracts with locals of the International Brotherhood of Electrical Workers (IBEW), the United Association of Plumbers and Pipefitters and the United Paper Workers International Union. The contracts covering most union employees are as follows:

                                  Employee         Contract
       Union        Local          Members        Expiration Date
       -----        -----         --------        ---------------

       IBEW           109           442                7/31/97
       IBEW           499          1,103             3/01/2000

       Regarding IBEW Local 109, contract negotiations are in progress and the parties are currently operating under the terms of the expired contract. The Local 499 employees numbered above are covered under three separate contracts based on the location of the Local 499 of which they are a member.

ELECTRIC OPERATIONS

       The annual hourly peak demand on MidAmerican's electric system occurs principally as a result of air conditioning use during the cooling season. MidAmerican's highest hourly peak demand in 1997 was 3,548 MW, which was 5 MW less than MidAmerican's record hourly peak of 3,553 MW set in 1995.

       MidAmerican's accredited 1997 summer net generating capability was 4,293 MW. Accredited net generating capability represents the amount of Company-owned generation available to meet the requirements on MidAmerican's energy system, net of the effect of participation purchases and sales. The net generating capability at any time may be less due to regulatory restrictions, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling or modifications. Refer to Item 2, Properties, for detail of accredited summer 1997 net generating capability.

       MidAmerican is interconnected with certain Iowa and neighboring utilities and is involved in an electric power pooling agreement known as MAPP. MAPP is a voluntary association of electric utilities doing business in Iowa, Minnesota, Nebraska and North Dakota and portions of Montana, South Dakota and

Wisconsin and the Canadian provinces of Saskatchewan and Manitoba. Its membership also includes power marketers, regulatory agencies and independent power producers. MAPP facilitates operation of the transmission system, serves as a power and energy market clearing house and is responsible for the safety and reliability of the bulk electric system.

Fuel Supply for Electric Operations
-----------------------------------

       MidAmerican's sources of fuel for electric generation were as follows for the periods shown:

                             Year Ended December 31,
                            1997       1996      1995
                            ----       ----      ----
       Fuel Source:
       Coal                 76.3%      75.6%     77.6%
       Nuclear              23.0       23.9      21.6
       Gas                   0.6        0.4       0.7
       Oil                   0.1        0.1       0.1
                           -----      -----     -----
          Total            100.0%     100.0%    100.0%
                           =====      =====     =====

       The average costs of fuels consumed (including transportation and handling costs) were as follows for the periods shown:

                             Year Ended December 31,
                            1997         1996        1995
                            ----         ----        ----
                        (Cents per million BTUs consumed)
       Fuel Source:
       Nuclear              48.92       44.85        44.19
       Coal                 90.60       92.45        95.14
       Gas                 338.71      318.80       226.92
       Oil                 455.22      412.13       422.80
       Weighted Average     88.49       88.74        90.21

       The average cost of coal received (including transportation) per ton for the years 1997, 1996 and 1995 was $14.77, $15.18 and $15.61, respectively.

       Two rail shippers deliver coal from the mines to, or near, MidAmerican's electric generating stations. For the Louisa and Riverside generating stations, a third shipper transports the coal from a common connection point to each plant site. In November 1997, MidAmerican completed the construction of a 6.25 mile railway leading to its Council Bluffs Energy Center (CBEC). The new railway brings competition in coal transportation to the CBEC and is an important factor in reducing coal transportation costs for generating units at that station.

       The Union Pacific Railroad (UP) provides service directly to MidAmerican's George Neal Station (Neal Station). Nationwide operational problems for the UP in 1997, and continuing in 1998, affected deliveries to the Neal Station during the fourth quarter of 1997 and reduced coal inventory below desirable levels at that site. The reduction in inventory did not prevent MidAmerican from meeting the electric energy needs of its retail customers. Following discussions between MidAmerican and the UP, increased deliveries have been made to the four units at the Neal Station.

       MidAmerican has used spot market purchases of coal to manage inventory levels and take advantage of coal market opportunities. MidAmerican is continuing to satisfy its coal requirements with a combination of contract and spot purchases. MidAmerican believes its sources of low-sulfur, western coal for its coal-fired generating stations are and will continue to be satisfactory. Renewal of expiring contracts and negotiations of new agreements will be pursued as required. Additional information regarding MidAmerican's coal supply contracts is included in Note (4)(g) of Notes to Consolidated Financial Statements in Part IV, Item 14, of this Form 10-K. Natural gas and oil are used for peak demand electric generation and for standby purposes. These sources are presently in adequate supply and available to meet MidAmerican's needs.

       MidAmerican is a 25% joint owner of Quad Cities Station. MidAmerican has been advised by ComEd, the joint owner and operator of Quad Cities Station, that the majority of its uranium concentrate and uranium conversion requirements for Quad Cities Station for 1998 can be met under existing supplies or commitments. ComEd foresees no problem in obtaining the remaining requirements now or obtaining future requirements. ComEd further advises that all enrichment requirements have been contracted through 1999. Commitments for fuel fabrication have been obtained at least through 2000. ComEd does not anticipate that it will have difficulty in contracting for uranium concentrates for conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station. Refer to the Nuclear Regulation section later in this discussion of the business of MidAmerican for comments on an outage at Quad Cities Station.

       MidAmerican purchases one-half of the power and energy of Cooper through a long-term power purchase contract with NPPD. Approximately 30% of the fuel in the core at Cooper must be replaced every 18 months. The next refueling cycle is currently scheduled to begin in October 1998. NPPD has informed MidAmerican that it either has sufficient materials and services available to meet foreseeable Cooper requirements or that such materials and services are readily available from suppliers.

     Under the NWPA, the DOE is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. ComEd and NPPD, as required by the NWPA, have signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste beginning not later than January 1998. The DOE did not begin receiving spent nuclear fuel on the scheduled date, and it is expected that the schedule will be significantly delayed. The costs incurred by the DOE for disposal activities are being financed by fees charged to owners and generators of the waste. ComEd has informed MidAmerican that there is on-site storage capability at the Quad Cities Station sufficient to permit such interim storage at least through 2006. NPPD has informed MidAmerican that there is on-site storage capability at the Cooper Station sufficient to permit such interim storage at least through 2004, the remaining term of the long-term power purchase contract. Meeting spent nuclear fuel storage requirements beyond such time could require modifications to the spent fuel storage pools or new and separate storage facilities. Industry activities are underway to utilize dry casks for the interim storage of high-level radioactive waste. This may provide an alternative for interim on-site storage of such waste.

NATURAL GAS OPERATIONS

       MidAmerican is engaged in the procurement, transportation, storage and distribution of natural gas for utility and end-use customers in the Midwest. MidAmerican purchases natural gas from various suppliers, transports it from the production area to the Company's service territory under contracts with interstate pipelines, stores it in various storage facilities to manage fluctuations in system demand and seasonal pricing and distributes it to the customers through the Company's distribution system. MidAmerican also transports through its distribution system natural gas purchased independently by certain large users.

Fuel Supply and Capacity
------------------------

       MidAmerican purchases the majority of its gas supplies from producers or third party marketers. To insure system reliability, a geographically diverse supply portfolio with varying terms and conditions is utilized for the gas supplies.

       MidAmerican has rights to firm and interruptible pipeline capacity to transport gas to its service territory through the NNG, NGPL and ANR systems. Firm capacity in excess of MidAmerican's system needs, resulting from fluctuations in anticipated system demand, can be resold to other companies to achieve optimum use of the available capacity. Past IUB rulings have allowed MidAmerican to retain 30% of Iowa margins earned on the resold capacity and return 70% to customers through the purchased gas adjustment.

       Changes in MidAmerican's cost of gas from the amount included in gas service rates is recovered from customers through a purchased gas adjustment clause. In 1995, the IUB approved MidAmerican's Incentive Gas Supply Procurement Program for a three-year test period. Under the program, MidAmerican is required to file with the IUB every six months a comparison of its gas procurement costs to an index-based reference price. If MidAmerican's cost of gas for the period are outside of the established tolerance band around the reference price, then MidAmerican shares a portion of the savings/cost with customers. Since the implementation of the program, MidAmerican has successfully achieved savings for its natural gas customers.

       MidAmerican utilizes leased gas storage to meet peak day requirements and to manage the daily changes in demand due to changes in weather. The storage gas is typically replaced during the summer months. In addition, MidAmerican also utilizes three liquefied natural gas plants and three propane-air peak shaving plants to meet peak day demands.

       On February 2, 1996, MidAmerican had its highest peak-day delivery of 1,143,026 MMBtus. This peak-day delivery included approximately 88% from traditional sales service customers and 12% from customer-owned gas transported through MidAmerican's system. MidAmerican's 1997/98 winter heating season peak-day delivery of 910,769 MMBtus was reached on January 13, 1998. This peak-day delivery included approximately 73% from traditional sales service customers and 27% from customer-owned gas transported through MidAmerican's system.

       The supply sources utilized by MidAmerican to meet its 1997/98 peak-day deliveries to its sales service customers were:

                                 Thousands       Percent
                                    of             of
                                  MMBtus          Total

       Underground Storage        282.5            42.5
       Firm Supply                382.9            57.5
                                  -----           -----
       Total                      665.4           100.0
                                  =====           =====

       MidAmerican does not anticipate difficulties in meeting its future demands through the use of its supply portfolio and pipeline interconnections for the foreseeable future.

CONSTRUCTION PROGRAM

       The table below shows actual utility capital expenditures for 1997 and budgeted utility expenditures for 1998.

                                   1997            1998
                                  Actual          Budgeted
                                 --------          --------
                                   (Thousands of Dollars)
       Electric Property
         Production              $ 16,229         $ 26,643
         Transmission              25,062           31,391
         Distribution              34,707           41,398
       Gas                         34,804           31,391
       Administration and Other    40,507           56,916
                                 --------         --------
         Subtotal                 151,309          187,739
       Quad Cities Fuel            11,371           13,179
       Cooper Additions             4,252                -
                                 --------         --------
         Total                   $166,932         $200,918
                                 ========         ========

        The amounts shown above include allowance for funds used during construction. Of the $26.6 million of budgeted electric production expenditures for 1998, $8.1 million is for expenditures at the Quad Cities Station. In addition to the expenditures shown above, the Company contributes to external trusts for Quad Cities nuclear decommissioning. Refer to the Investing Activities and Plans section of MD&A, under "Nuclear Decommissioning" for further discussion.

REGULATION

General Utility Regulation
--------------------------

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

        MidAmerican is regulated by the ICC as to retail rates, services, accounts, issuance of securities, affiliate transactions, construction, acquisition and sale of utility property, acquisition and sale of securities and in other respects as provided by the laws of Illinois. MidAmerican is regulated by the IUB as to retail rates, services, accounts, construction of utility property and in other respects as provided by the laws of Iowa. MidAmerican is also subject to regulation by the SDPUC as to electric and gas retail rates and service as provided by the laws of South Dakota.

Rate Regulation
---------------

        Under Iowa law, temporary collection of higher rates can begin (subject to refund) 90 days after filing with the IUB for that portion of such higher rates approved by the IUB based on prior ratemaking principles and a rate of return on common equity previously approved. If the IUB has not issued a final order within ten months after the filing date, the temporary rates cease to be subject to refund and any balance of the requested rate increase may then be collected subject to refund. Exceptions to the ten-month limitation provide for extensions due to a utility's lack of due diligence in the rate proceeding, judicial appeals and situations involving new generating units being placed in service. Prior to July 11, 1997, MidAmerican's Iowa electric tariffs contained a Uniform Electric Energy Adjustment Clause under which MidAmerican's billings reflected changes in the cost of all fuels used for electric generation, including nuclear fuel disposition costs and the net effect of energy transactions (other than capacity) with other utilities. Beginning July 11, 1997, MidAmerican no longer has an EAC in Iowa. Information regarding MidAmerican's 1997 rate settlement for its Iowa electric rates is included under the caption "Rate Matters" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A in Part IV, Item 14 of this Form 10-K. Changes in the cost of gas to MidAmerican are reflected in its Iowa gas rates through the Iowa Uniform Purchased Gas Adjustment Clause.

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

        In December 1997, Illinois enacted a new law to restructure Illinois' electric utility industry. The law changes how and what electric services are regulated by the ICC and transitions portions of the traditional electric services to a competitive environment. In general, the new law limits the ICC's regulatory authority over a utility's generation and also relaxes its regulatory authority over many corporate transactions, such as the transfer of generation assets to affiliates. Special authority and limitations of authority apply during the transition to a competitive marketplace. Bundled electric rates are generally frozen until 2005. Also, the law permits utilities to eliminate their fuel adjustment clauses.

        Refer to the information under the caption "Legislative and Regulatory Evolution" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A in Part IV, Item 14 of this Form 10-K for additional discussion of matters affecting utility regulation.

        New rules in Iowa became effective in June 1997, enhancing energy efficiency program flexibility, eliminating mandatory spending levels for energy efficiency programs, and allowing more timely recovery of energy efficiency expenditures. Previously, electric and gas utilities in Iowa were required to spend approximately 2.0% and 1.5%, respectively, of their annual Iowa jurisdictional revenues on energy efficiency activities. On September 29, 1997, MidAmerican received approval from the IUB, effective immediately, to begin recovery of deferred energy efficiency costs which were not previously approved for recovery. Under the prior rules, recovery of some of these costs would have been delayed several more years. The costs will be collected over a four-year period, along with a return. MidAmerican also received approval to recover current energy efficiency costs. The filing is subject to periodic prudence reviews by the IUB. Refer to the discussion under the caption "Energy
Efficiency"  in the OPERATING  ACTIVITIES  AND OTHER MATTERS  section of MD&A in
Part IV, Item 14 of this Form 10-K.

Nuclear Regulation
------------------

        MidAmerican is subject to the jurisdiction of the NRC with respect to its license and 25% ownership interest in Quad Cities Station Units 1 and 2. ComEd is the operator of the Quad Cities Station and is under contract with MidAmerican to secure and keep in effect all necessary NRC licenses and authorizations.

        Under the terms of a long-term power purchase agreement with NPPD, MidAmerican has contracted to purchase through September 21, 2004, one-half of the power and energy from Cooper which is located near Brownville, Nebraska. MidAmerican pays for one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican's share of fuel costs (including disposal costs) based upon energy delivered. MidAmerican is not subject to the jurisdiction of the NRC with respect to Cooper and the long-term power purchase contract with NPPD. NPPD, as the sole owner, licensee and operator of Cooper, is thereby the only entity subject to the jurisdiction of the NRC with respect to Cooper. Under the terms of the long-term power purchase contract, NPPD is required to assure that Cooper is in compliance with all of the NRC regulations.

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

        Federal regulations provide that any nuclear operating facility may be required to cease operation if the NRC determines there are deficiencies in state, local or utility emergency preparedness plans relating to such facility, and the deficiencies are not corrected. ComEd and NPPD have advised MidAmerican that emergency preparedness plans for the Quad Cities Station and Cooper, respectively, have been approved by the NRC. ComEd and NPPD have also advised MidAmerican that state and local plans relating to the Quad Cities Station and Cooper, respectively, have been approved by the Federal Emergency Management Agency.

        In September 1997 ComEd, shut down Unit 2 and entered early a scheduled outage to address safety system concerns. In December 1997, Unit 1 was also taken off-line for the same reason. ComEd has indicated that the units may be unavailable until the first half of May 1998. During this time, it may be necessary for MidAmerican to forego off-system sales opportunities, operate more expensive units, and/or purchase more off-system energy. In January 1998, ComEd received a Confirmatory Action Letter (CAL) from the NRC. The CAL details actions that must be taken to correct the problems described above. Also in January, ComEd was informed by the NRC that the performance of Quad Cities Station is trending adversely. The Company cannot at this time predict the cost of these actions nor the impact on results of operations of the plant's outage.

        In June 1988, the NRC adopted regulations with respect to the decommissioning of nuclear power plants. In 1996, the NRC enacted revisions to provide clarification of these regulations. Among other things, the regulations and amendments address the planning and funding for the eventual decommissioning of nuclear power plants. In response to these regulations, MidAmerican submitted a report to the NRC in July 1990 indicating that it will provide "reasonable assurance" that funds will be available to pay the costs of decommissioning its share of the Quad Cities Station. NPPD has advised MidAmerican that a report addressing decommissioning funding for Cooper has been submitted and approved by the NRC.

        MidAmerican has established external trusts for the investment of funds collected for nuclear decommissioning associated with Quad Cities Station. NPPD maintains an internal account and an external trust for decommissioning funds associated with Cooper. MidAmerican makes contributions to NPPD related to decommissioning and reflects those contributions in MidAmerican's power purchase costs. Electric tariffs in effect for 1997 include provisions for annual decommissioning costs at Quad Cities Station and Cooper. MidAmerican's cost related to decommissioning funding in 1997 was $21.1 million. In Illinois, nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. In Iowa, such costs are reflected in base rates.

Environmental Regulations
-------------------------

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

        Air Quality

        The CAAA were signed into law in November 1990. MidAmerican has five jointly owned and six wholly owned coal-fired generating units, which represent approximately 65% of MidAmerican's electric generating capability. Essentially all utility generating units are subject to the provisions of the CAAA which address continuous emissions monitoring, permit requirements and fees and emissions of certain substances. Under current regulations, MidAmerican does not anticipate its construction costs for the installation of emissions monitoring system upgrades through 2000 to be material.

        Refer to the discussion under the caption "Environmental Matters" in the OPERATING ACTIVITIES AND OTHER MATTERS section of MD&A in Part IV, Item 14, of this Form 10-K for additional information regarding air quality regulation.

        Water Quality

        Under the Federal Water Pollution Control Act Amendments of 1972, as amended, MidAmerican is required to obtain NPDES permits to discharge effluents (including thermal discharges) from its properties into various waterways. All NPDES permits are subject to renewal after specified time periods not to exceed five years. MidAmerican has obtained all necessary NPDES permits for its generating stations, and when such permits are expected to expire, MidAmerican will file applications for renewal.

        Hazardous Materials and Waste Management

        The EPA and state environmental agencies have determined that contaminated wastes remaining at certain decommissioned MGP facilities may pose a threat to the public health or the environment if such contaminants are in sufficient quantities and at such concentrations as to warrant remedial action.

        MidAmerican is evaluating 26 properties which were, at one time, sites of MGP facilities in which it may be a potentially responsible party. MidAmerican's present estimate of probable remediation costs of these sites is $21 million. The ICC has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. MidAmerican's present rates in Iowa provide for a fixed annual recovery of MGP costs.

        Additional information relating to the Company's MGP facilities is included under Note(4)(b) in Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

        Pursuant to the Toxic Substances Control Act, a federal law administered by the EPA, MidAmerican developed a comprehensive program for the use, handling, control and disposal of all PCBs contained in electrical equipment. The future use of equipment containing PCBs will be minimized. Capacitors, transformers and other miscellaneous equipment are being purchased with a non-PCB dielectric fluid. MidAmerican's exposure to PCB liability has been reduced through the orderly replacement of a number of such electrical devices with similar non-PCB electrical devices.

        Other

        A number of studies have examined the possibility of adverse health effects from EMFs without conclusive results. EMFs are produced by all devices carrying or using electricity, including transmission and distribution lines and home appliances. MidAmerican cannot predict the effect on construction costs of electric utility facilities or operating costs if EMF regulations were to be adopted. Although MidAmerican is not the subject of any suit involving EMFs, litigation has been filed in a number of jurisdictions against a variety of defendants alleging that EMFs had an adverse effect on health. If such litigation were successful, the impact on MidAmerican and on the electric utility industry in general could be significant.

        In December 1997, negotiators from more than 150 nations met in Kyoto, Japan to negotiate an international agreement designed to address global climate change impacts by attempting to reduce so-called greenhouse gas emissions. Some scientists contend that these gases build up in the Earth's atmosphere and cause global temperatures to rise. The primary target of these emissions is carbon dioxide (CO2) which is formed by, among other things, the combustion of fossil fuels. The agreement currently calls for the United States to reduce its emissions of CO2 and other greenhouse gases to 7 percent below 1990 levels in the 2008- 2012 time frame. In order for the agreement to become binding upon the United States, ratification by the U.S. Senate is necessary. The cost to MidAmerican of reducing its CO2 emissions levels by 7 percent below 1990 levels would depend on available technology at the time, but could be material.

                     BUSINESS OF MIDAMERICAN CAPITAL COMPANY
                     ---------------------------------------

        MidAmerican Capital is a wholly owned nonregulated subsidiary of Holdings. The nonregulated activities emphasize energy and complementary service-related businesses, credit quality and liquidity. MidAmerican Capital manages these activities through its nonregulated investment and operating companies. Assets of MidAmerican Capital totaled $671 million as of December 31, 1997.

INVESTMENTS

        MidAmerican Capital's investments totaled $600 million and $434 million at December 31, 1997 and 1996, respectively. A majority of the investment dollars relate to investment grade marketable securities and equipment leases, most of which are held by InterCoast Capital and MHC Investment Company. As discussed below, MidAmerican Capital and its subsidiaries also have investments in energy projects, technology development interests and venture capital funds.

        MidAmerican Capital's marketable securities portfolio, totaling $477 million and $219 million at December 31, 1997 and 1996, respectively, consists substantially of a managed preferred stock portfolio and an investment in the common stock of McLeodUSA. The preferred stocks have been issued by companies having investment grade senior debt ratings by Moody's or Standard & Poor's. McLeodUSA is a regional telecommunications provider. As of December 31, 1997, the investment in McLeodUSA stock was recorded at a market value of $258 million. At the end of 1996, the investment in McLeodUSA was recorded at cost and was not included in marketable securities due to restrictions on the sale of the stock. In addition, MidAmerican Capital has investments in independently managed mutual funds and KCS warrants received in the disposition of oil and gas operations early in 1997.

        MidAmerican Capital holds equity participations in equipment leases primarily for passenger and freight transport aircraft. Such investments totaled $74 million and $90 million at December 31, 1997 and 1996, respectively.

        In addition, MidAmerican Capital and several of its subsidiaries have indirect investments in a variety of nonregulated energy production technologies including solar, hydroelectric, and natural gas and coal-fueled generation, equity investments in two developing companies which provide products and services for the electric and gas utility industries, an equity investment in a company constructing a digital radio network, and limited interests in special purpose funds that invest in venture capital.

OPERATING COMPANIES

        Assets of MidAmerican Capital's operating companies totaled $16 million and $23 million, respectively at December 31, 1997 and 1996.

     AmGas Inc. was organized in anticipation of new  opportunities  under Order
636. AmGas Inc. markets natural gas and energy management services to commercial and industrial clients in the Midwest. During 1997 AmGas Inc. sold 30 million MMBtu's of natural gas.

        InterCoast Trade and Resources, Inc. (ITR) was established in 1995 to provide wholesale natural gas trading and marketing services. ITR's sales of natural gas totaled 52 million MMBtu's in 1997.

        MidAmerican Capital acquired a majority, controlling interest in Diversified Electronics, Ltd. in 1996. Diversified Electronics operates as AAA Security Systems, Inc. (AAA Security), one of the largest residential and commercial security systems companies in the Midwest. During 1997, AAA Security acquired assets of two other midwestern security companies. With those acquisitions, AAA Security has more than 12,000 security customers in the Midwest.

        MidAmerican Capital sold most of the assets of its rail services operations in the fourth quarter of 1997. The remaining rail services operations are managed through MidAmerican Rail Inc. which provides railcar leasing services to MidAmerican.


                     BUSINESS OF MIDWEST CAPITAL GROUP, INC.
                     ---------------------------------------

        Midwest Capital is a wholly owned nonregulated subsidiary of Holdings with total assets of $65 million as of December 31, 1997. Midwest Capital's primary activity is the management of utility service area investments to support economic development. Midwest Capital's principal interest is a 2,000-acre master planned residential and business community in southeastern South Dakota. The major construction phase of the planned community is complete, and the marketing phase to sell developed residential and commercial lots is in progress.

ITEM 2.  PROPERTIES
-------------------

        MidAmerican's utility properties consist of physical assets necessary and appropriate to rendering electric and gas service in its service territories. Electric property consists primarily of generation, transmission and distribution facilities. Gas property consists primarily of distribution plant, including feeder lines to communities served from natural gas pipelines owned by others. It is the opinion of management that the principal depreciable properties owned by the Company's subsidiaries are in good operating condition and well maintained.

        The net accredited generating capacity, along with the participation purchases and sales, net, and firm purchases and sales, net, are shown for summer 1997 accreditation.

                                                                    Company's
                                                                    Share of
                                                                   Accredited
                                             Percent              Generating
               Plant                        Ownership    Fuel   Capability (MW)
   ---------------------------------        ---------    ----   ---------------
   Steam Electric Generating Plants:
    Council Bluffs Energy Center
       Unit No. 1                             100.0      Coal               43
       Unit No. 2                             100.0      Coal               88
       Unit No. 3                              79.1      Coal              534
    George Neal Station
       Unit No. 1                             100.0      Coal              135
       Unit No. 2                             100.0      Coal              300
       Unit No. 3                              72.0      Coal              371
       Unit No. 4                              40.6      Coal              253
    Louisa Unit                                88.0      Coal              616
    Ottumwa Unit                               52.0      Coal              372
    Riverside Station
       Unit No. 3                             100.0      Coal                5
       Unit No. 5                             100.0      Coal              130
                                                                         -----
                                                                         2,847
                                                                         -----
   Combustion Turbines:
    Coralville - 1 unit                       100.0      Gas/Oil            64
    Electrifarm - 3 units                     100.0      Gas/Oil           186
    Moline - 4 units                          100.0      Gas/Oil            64
    Parr - 2 units                            100.0      Gas/Oil            31
    Pleasant Hill Energy Center - 3 units     100.0      Oil               148
    River Hills Energy Center - 8 units       100.0      Gas/Oil           116
    Sycamore Energy Center - 2 units          100.0      Gas/Oil           149
                                                                         -----
                                                                           758
                                                                         -----
   Nuclear:
    Cooper (1)                                   (1)     Nuclear           387
    Quad-Cities Station
       Unit No. 1                              25.0      Nuclear           192
       Unit No. 2                              25.0      Nuclear           191
                                                                         -----
                                                                           770
                                                                         -----
   Hydro:
    Moline - 4 units                          100.0      Water               3
                                                                         -----

   Net Accredited Generating Capacity                                    4,378

   Participation Purchases and Sales, Net                                  (85)
                                                                         -----
   Total Net Accredited Generating Capability                            4,293

   Firm Purchases and Sales, Net                                           (47)
                                                                         -----
   Adjusted Net Accredited Generating Capability                         4,246
                                                                         =====

 (1) Cooper is owned by NPPD and the amount shown is MidAmerican's entitlement (50%) of Cooper's accredited capacity under a power purchase agreement extending to the year 2004.

        The electric transmission system of MidAmerican at December 31, 1997, included 871 miles of 345-kV lines, 1,294 miles of 161-kV lines, 1,808 miles of 69-kV lines and 253 miles of 34.5-kV lines.

        The gas distribution facilities of MidAmerican at December 31, 1997, included 19,161 miles of gas mains and services.

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

Cooper Litigation
-----------------

        On July 23, 1997, NPPD filed a Complaint, in the United States District Court for the District of Nebraska, naming MidAmerican as the defendant and seeking declaratory judgment as to three issues under the parties' long-term power purchase agreement for Cooper capacity and energy. More specifically, NPPD seeks a declaratory judgment in the following respects: (1) that MidAmerican is obligated to pay 50% of all costs and expenses associated with decommissioning Cooper, and that in the event NPPD continues to operate Cooper after expiration of the power purchase agreement (September 2004), MidAmerican is not entitled to reimbursement of any decommissioning funds it has paid to date or will pay in the future; (2) that the current method of allocating transition costs as a part of the decommissioning cost is proper under the power purchase agreement; and
(3) that the current method of investing decommissioning funds is proper under the power purchase agreement. On September 12, 1997, MidAmerican filed a "Motion to Dismiss or Transfer Venue" (the Motion). NPPD filed a brief in opposition to the Motion on October 16, 1997. After having unsuccessfully moved to dismiss or transfer venue, MidAmerican, on January 20, 1998, filed an Answer and Contingent Counterclaims for declaratory relief. Those contingent counterclaims seek the declaratory judgments establishing the contrary to the declaratory judgments sought by NPPD and also seek related declaratory relief. MidAmerican is vigorously defending the Company's interests in this declaratory judgment action.

North Star Steel Company
------------------------

        On December 8, 1997, North Star Steel Company (NSS), a retail MidAmerican electric customer, filed a Complaint in the United States District Court for the Southern District of Iowa naming Holdings and MidAmerican as defendents. The Complaint alleges that MidAmerican's refusal to allow NSS to obtain retail electric service from an unspecified alternative energy company amounts to a violation of federal antitrust laws. NSS is seeking to recover an unspecified level of damages, and to require MidAmerican to provide retail wheeling service so that NSS can obtain electricity from an unnamed supplier. MidAmerican is vigorously defending its conduct.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

OTHER INFORMATION
-----------------

EXECUTIVE OFFICERS OF HOLDINGS

        The names, ages and positions of the executive officers of Holdings are listed below.

        Name                         Age          Positions Held
        ----                         ---          --------------

        Stanley J. Bright             57          Chairman, President and CEO

        Wayne O. Smith                54          Executive Vice President

        Ronald W. Stepien             51          Executive Vice President

        John J. Cappello              51          Senior Vice President

        David J. Levy                 43          Senior Vice President

        John A. Rasmussen, Jr.        52          Senior Vice President and
                                                    General Counsel

        Alan L. Wells                 38          Senior Vice President and
                                                    Chief Financial Officer

        Beverly A. Wharton            44          Senior Vice President

        Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected. Each of the officers has served in the above stated capacity since December 1, 1996, and has been employed by Holdings and/or its subsidiaries or predecessor companies for five or more years as an executive officer with the exception of Mssrs. Smith, Cappello and Wells. Refer to Part III, Item 10 (b), "Directors and Officers of the Registrant - Business Experience," of this document for a discussion of the business experience of each of these officers.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

       Holdings' common stock has been listed on the New York Stock Exchange under the symbol "MEC" since December 1, 1996; and prior to such time, MidAmerican's common stock was listed under the symbol "MEC". The following table sets forth, for the periods indicated, the dividends declared per share of common stock and the high and low market prices of the common stock of Holdings since December 1, 1996, and of MidAmerican prior to that time, as reported in The Wall Street Journal for the New York Stock Exchange Composite Tape.

                                                Price Range
                    Dividends Declared       High         Low
                    ------------------      -------     --------
1997
    4th Quarter           $0.30             $22 5/8     $17
    3rd Quarter            0.30              17 5/8      16 5/16
    2nd Quarter            0.30              17 7/16     16 3/8
    1st Quarter            0.30              17 7/8      15 1/2

1996
    4th Quarter           $0.30             $16 1/4     $14 3/4
    3rd Quarter            0.30              17 3/4      15 3/8
    2nd Quarter            0.30              17 7/8      16 1/4
    1st Quarter            0.30              18 7/8      16 1/4

       On February 20, 1998, there were approximately 59,000 shareholders of record of Holdings' common stock.

       MidAmerican's outstanding common stock has been held entirely by Holdings since December 1, 1996, and is not publicly traded. On December 1, 1996, MidAmerican distributed the capital stock of MidAmerican Capital and Midwest Capital to Holdings. Cash dividends declared on common stock of MidAmerican are shown in the table below (in thousands).

                                      1997           1996
                                    --------       -------

         4th Quarter                 $29,000       $30,176
         3rd Quarter                  20,000        30,154
         2nd Quarter                  40,000        30,218
         1st Quarter                  31,500        30,222

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

        Reference is made to Part IV of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Reference is made to Part IV of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. The Decommissioning Trust Fund and Investments are purchased to provide funds for the future decommissioning of the Quad Cities Station and to provide liquidity to the Company's nonregulated subsidiaries. Derivative financial instruments are purchased for hedging purposes. Put options are purchased as hedges to offset changes in market value of fixed rate preferred stock investments. All financial instruments shown in the tables in this section are settled and denominated in U.S. dollars. As of December 31, 1997, the Company's interest sensitive financial instruments included the following (amounts in thousands of dollars; amounts represent face value unless indicated otherwise):

                                                           Expected Maturity Date
                                                  ---------------------------------------------------
                                                                                               There-                 Fair
                                                   1998    1999     2000    2001      2002     after        Total     Value
                                                  -----   -----    -----    ----      ----     ------      ------     -----
ASSETS
MIDAMERICAN
Decommissioning Trust Fund:
  Fixed rate U.S. government securities               -       -    1,555    1,100      245     15,140      18,040     19,548
    Average interest rate                             -       -     6.25%    6.63%    6.38%      7.14%

  Fixed rate corporate securities                     -     700    1,640        -      950      2,950       6,240      6,427
    Average interest rate                             -    6.13%    6.39%       -     6.37%      7.70%

  Fixed rate municipal bonds                      2,570   1,370    2,675    1,545      550     23,380      32,090     33,721
    Average interest rate                          6.07%   4.90%    5.01%    7.03%    4.98%      5.86%

  Variable rate municipal bonds                       -       -        -        -        -      6,345       6,345      3,612
    Average interest rate                             -       -        -        -        -       4.87%

MIDAMERICAN CAPITAL
Investments:
  Fixed rate perpetual preferred stocks               -       -       -         -        -     93,988      93,988     99,144
    Average dividend  rate                            -       -       -         -        -       6.74%

  Adjustable rate perpetual preferred stocks          -       -        -        -        -     42,103      42,103     45,527
    Average dividend rate                             -       -        -        -        -       5.63%

  Fixed rate sinking fund preferred stocks          892     910    4,443    1,223    1,223     19,778      28,469     29,815
    Average dividend  rate                         7.35%   7.09%    7.03%    7.36%    7.36%      6.80%

  Fixed rate debt securities                          -       -        -        -        -      7,150       7,150      7,371
    Average interest rate                             -       -        -        -        -       7.85%

  Interest Rate Hedging Instruments:
    Put options (contract amount)                 3,200       -        -        -        -          -       3,200      1,890
      Average strike price                       120.73       -        -        -        -          -



                                                               Expected Maturity Date
                                                  ---------------------------------------------------
                                                                                              There-                 Fair
                                                  1998    1999    2000      2001      2002    after        Total     Value
                                                 ------  ------  -------   -------   -----    ------       -----     -----

LIABILITIES AND EQUITY
MIDAMERICAN
Preferred Securities Subject to
  Mandatory Redemption:
  Fixed rate preferred securities                10,000       -        -     6,660   6,660     26,680      50,000     53,650
    Average dividend rate                          5.25%      -        -      7.80%   7.80%      7.80%

Preferred Securities of Subsidiary Trust:
  Fixed rate preferred securities                     -       -        -         -       -    100,000     100,000    104,250
    Average dividend rate                             -       -        -         -       -       7.98%

Long-term Debt:
  Fixed rate debt                               124,963  60,897  110,861   101,600   1,854    527,285     927,460    955,772
    Average interest rate                          6.05%   8.49%    7.59%     6.53%   7.71%      7.47%

  Variable rate debt                                  -       -        -         -       -    120,395     120,395    120,395
    Average interest rate (at 12/31/97)               -       -        -         -       -       3.94%


MIDAMERICAN CAPITAL
Long-term Debt:
  Fixed rate debt                                20,098  45,000   23,333    23,333  23,334          -     135,098    139,776
    Average interest rate                          7.35%   7.76%    8.52%     8.52%   8.52%         -


        The table below provides information about the Company's assets that are sensitive to commodity price changes. The Company's coal and fuel oil inventories are held at various generating stations for the production of electricity. Natural gas inventories are held at various storage sites to meet winter peak demands on the Company's's distribution system. As of December 31, 1997, the Company's assets that are sensitive to commodity price change included the following (in thousands):

                                                  Carrying            Fair
                                                   Amount             Value
                                                  --------            -----
ASSETS
MIDAMERICAN
Coal inventory                                     $14,225           $12,963
Fuel oil inventory                                   2,344             2,551
Natural gas inventory                               35,430            50,283
Propane gas inventory                                  874               465

        Refer to Note (4)(g) in Notes to Consolidated Financial Statements included in Part IV, Item 14, of this Form 10-K for additional information regarding the Company's long-term coal and natural gas supply contracts.

        The table below provides information about derivatives held by the Company that are sensitive to commodity price changes. The natural gas futures and swap contracts are not held for trading or speculative purposes. The contracts are used to reduce the volatility of charges to MidAmerican's regulated customers through purchase adjustment clauses and to align the pricing terms of natural gas supply contracts with the terms of sales contracts with the Company's nonregulated customers. All of the gas futures held by the Company mature in less than twelve months. As of December 31, 1997, the Company's commodity derivatives included the following:

COMMODITY HEDGING INSTRUMENTS:
------------------------------
                                           1998 Expected Maturity
                                           ----------------------
MIDAMERICAN
Futures contracts (Short):
   Contract volumes (MMBtu)                      1,500,000
   Weighted average price (per MMBtu)               $2.314
   Contract amount (in thousands)                   $3,470
   Weighted average fair value (12/31/97)
      price (per MMBtu)                             $2.309
   Fair value at 12/31/97 (in thousands)            $3,464

Futures contracts (Long):
   Contract volumes (MMBtu)                      3,500,000
   Weighted average price (per MMBtu)               $2.390
   Contract amount (in thousands)                   $8,364
   Weighted average fair value (12/31/97)
      price (per MMBtu)                             $2.278
   Fair value at 12/31/97 (in thousands)            $7,971

                                           1998 Expected Maturity   1999 Expected Maturity
                                           ----------------------   ----------------------
MIDAMERICAN
Swap contracts (Variable to fixed):
   Contract volumes (MMBtu)                      5,425,707                 393,100
   Average fixed pay price (per MMBtu)              $2.376                  $2.311
   Average variable receive price (per MMBtu)       $2.211                  $2.361

Swap contracts (Fixed to variable):
   Contract volumes (MMBtu)                      1,150,000                       -
   Average fixed receive price (per MMBtu)          $2.136                       -
   Average variable pay price (per MMBtu)           $2.144                       -

                                               1998 Expected Maturity
                                               ----------------------
MIDAMERICAN CAPITAL
Futures contracts (Short):
   Contract volumes (MMBtu)                           170,000
   Weighted average price (per MMBtu)                  $2.208
   Contract amount (in thousands)                        $375
   Weighted average fair value (12/31/97)
      price (per MMBtu)                                $2.269
   Fair value at 12/31/97 (in thousands)                 $386

Futures contracts (Long):
   Contract volumes (MMBtu)                           170,000
   Weighted average price (per MMBtu)                  $2.283
   Contract amount (in thousands)                        $388
   Weighted average fair value (12/31/97)
      price (per MMBtu)                                $2.269
   Fair value at 12/31/97 (in thousands)                 $386


                                               1998 Expected Maturity
                                               ----------------------
MIDAMERICAN CAPITAL
Swap contracts (Variable to fixed):
   Contract volumes (MMBtu)                         1,381,245
   Average fixed pay price (per MMBtu)                 $2.852
   Average variable receive price (per MMBtu)          $3.816
Swap contracts (Fixed to variable)
   Contract volumes (MMBtu)                         1,347,400
   Average fixed receive price (per MMBtu)             $3.949
   Average variable pay price (per MMBtu)              $2.911


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

        Reference is made to Part IV of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
   AND FINANCIAL DISCLOSURE
   ------------------------

        The Company selected Coopers & Lybrand L.L.P. as its new independent public accountants on April 23, 1997. For further details, refer to the combined Form 8-K filed by Holdings and MidAmerican on April 25, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

HOLDINGS

   The information required by Item 10 relating to directors who are nominees for election as directors at Holdings' 1998 Annual Meeting of Shareholders is set forth in Holdings' Proxy Statement filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934. Therefore, such information is incorporated herein by reference to the material appearing under the caption "ELECTION OF DIRECTORS" on pages 2 through 6 of the Proxy Statement. On the referenced pages of that proxy statement, the words "the Company" or "MidAmerican" and "MidAmerican Common Stock" refer to Holdings, and its common stock, respectively. Information required by Item 10 relating to Executive Officers of Holdings is set forth under a separate caption in Part I hereof.

MIDAMERICAN

   Information concerning the current directors and executive officers of MidAmerican is as follows:

(A)  IDENTIFICATION
                                                          Served in    Served as
                             Present                       Present     Director
Name                  Age    Position                   Position Since  Since
----                  ---    --------                   -------------- --------

Stanley J. Bright      57    Chairman, President and CEO     1996        1987

Wayne O. Smith         54    Executive Vice President        1997        1997

Ronald W. Stepien      51    Executive Vice President        1996        1996

John J. Cappello       51    Senior Vice President           1997

David J. Levy          43    Senior Vice President           1996        1996

John A. Rasmussen, Jr. 52    Senior Vice President
                                and General Counsel          1996        1996

Alan L. Wells          38    Senior Vice President
                               and Chief Financial Officer   1997

Beverly A. Wharton     44    Senior Vice President           1996        1996

        Officers are elected annually by the Board of Directors. There are no family relationships among these officers, nor any arrangements or understanding between any officer and any other person pursuant to which the officer was selected.

(B) BUSINESS EXPERIENCE

STANLEY J. BRIGHT

      Chairman of Holdings since June 1, 1997, and President and Chief Executive Officer since December 1, 1996. Chairman of MidAmerican since December 1, 1996, Chief Executive Officer since July 1, 1996, President since 1995 and President of the Office of the Chief Executive Officer from 1995 to July 1, 1996. Chairman, President and Chief Executive Officer of Iowa-Illinois from 1991 to 1995. Director of Norwest Bank Iowa, N.A. and Utilx Corporation.

WAYNE O. SMITH

     Executive Vice President of MidAmerican since September 1, 1997. Executive Vice President and President and Chief Operating Officer - Specialty Chemicals at B. F. Goodrich Company from 1994 to 1997. Group Vice President - Gases Americas at The BOC Group, Ltd. from 1990 to 1993.

RONALD W. STEPIEN

     Executive Vice President of Holdings since December 1, 1996. Executive Vice President of MidAmerican since November 1, 1996 and Group Vice President from 1995 to November 1, 1996. Vice President of Iowa-Illinois from 1990 to 1995.

JOHN J. CAPPELLO

      Senior Vice President of MidAmerican since August 1, 1997. Vice President of MidAmerican between August 1, 1996, and August 1, 1997. Prior to joining MidAmerican, he held various executive and officer positions at AT&T between 1968 and 1995.

DAVID J. LEVY

      Senior Vice President of MidAmerican since November 1, 1996 and Vice President from 1995 to November 1, 1996. Vice President of Iowa-Illinois from 1993 to 1995.

JOHN A. RASMUSSEN, JR.

      Senior Vice President and General Counsel of Holdings since December 1, 1996. Senior Vice President and General Counsel of MidAmerican since November 1, 1996 and Group Vice President and General Counsel from July 1, 1995 to November 1, 1996. Vice President and General Counsel of Midwest from 1991 to 1995.

ALAN L. WELLS

      Senior Vice President and Chief Financial Officer of Holdings and MidAmerican since November 1, 1997, Vice President of MidAmerican from November 1, 1996, to November 1, 1997, and various executive and management positions with MidAmerican from 1993 to November 1, 1996.

BEVERLY A. WHARTON

      Senior Vice President of MidAmerican since November 1, 1996 and President, Gas Division from 1995 to November 1, 1996. Group Vice President of Midwest from 1992 to 1995. Director of Security National Bank.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

HOLDINGS AND MIDAMERICAN

      The information required by Item 11 is incorporated herein by reference to the material appearing under the caption "EXECUTIVE COMPENSATION" on pages 10 through 20 of Holdings' Proxy Statement filed with the SEC. On the referenced pages of that proxy statement, the words "the Company" or "MidAmerican" and "MidAmerican Common Stock" refer to Holdings, and its common stock, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
             MANAGEMENT
             ----------

(A)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

HOLDINGS

      To the Company's knowledge, no single entity has beneficial ownership of 5 percent or more of the outstanding common stock of Holdings.

MIDAMERICAN

      Holdings owns 100 percent of the outstanding common stock of MidAmerican.

(B)   SECURITY OWNERSHIP OF MANAGEMENT

HOLDINGS

      Security ownership of management as outlined on pages 8 and 9 of the Company's Proxy Statement filed with the SEC under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference. On the referenced pages of that proxy statement, the words "the Company" or "MidAmerican" and "MidAmerican Common Stock" refer to Holdings, and its common stock, respectively.

MIDAMERICAN

      The following table shows the beneficial ownership, reported to MidAmerican as of February 20, 1998, of Holdings Common Stock of each director, the chief executive officer and the four other most highly compensated executive officers and, as a group, directors and executive officers. No member of the group owned any of the preferred stock of MidAmerican. To MidAmerican's knowledge, no single entity owns of record or beneficially more than five percent of any class of the outstanding voting securities of Holdings.

                                      Amount and Nature of    Percent of
Name of Beneficial Owner             Beneficial Ownership (1)   Class
------------------------             ------------------------ ---------

Stanley J. Bright...................   100,480      (2)              *
David J. Levy.......................     9,707      (3)              *
John A. Rasmussen, Jr...............    17,055      (4)              *
Wayne O. Smith......................     6,498                       *
Ronald W. Stepien...................    19,854      (5)              *
Beverly A. Wharton..................    38,596      (6)              *
Phillip G. Lindner..................    11,155      (7)              *
Directors and executive officers as
  a group (9) persons...............   214,274      (8)              *

-----------------------------
*   Less than one percent of the shares of Holdings Common Stock outstanding.

(1) Beneficial ownership of each of the shares of Holdings Common Stock listed in the foregoing table is comprised of sole voting power and sole investment power, unless otherwise noted.

(2) Includes 50,000 shares which Mr. Bright has the right to acquire within 60 days upon the exercise of stock options, 6,879 shares held in a
        Section 401(k) defined contribution plan as of December 31, 1997, and 1,697 shares beneficially owned by Mr. Bright and his spouse.

(3) Includes 47 shares held in a Section 401(k) defined contribution plan as of December 31, 1997, and 147 shares beneficially owned by Mr. Levy and his spouse.

(4) Includes 3,267 shares held in a Section 401(k) defined contribution plan as of December 31, 1997, and 2,700 shares beneficially owned by Mr. Rasmussen and his spouse.

(5) Includes 5,000 shares which Mr. Stepien has the right to acquire within 60 days upon the exercise of stock options and 1,679 shares held in a
        Section 401(k) defined contribution plan as of December 31, 1997.

(6) Includes 15,000 shares which Mrs. Wharton has the right to acquire within 60 days upon the exercise of stock options, 1,420 shares held in a Section 401(k) defined contribution plan as of December 31, 1997, 5,316 shares beneficially owned by Mrs. Wharton and her spouse and 986 shares beneficially owned in a custodial account for a minor child.

(7) Includes 138 shares beneficially owned by Mr. Lindner and his spouse. Mr. Lindner retired from the Company in January 1998.

(8) Includes 115,000 shares which the executive officers have the right to acquire within 60 days upon the exercise of stock options, shares held in defined contribution plans as of December 31, 1997, and shares beneficially owned jointly with and individually by family members of directors and executive officers.

(C)     CHANGES IN CONTROL

        There are no arrangements known to the registrants, the operation of which may at a subsequent date result in a change in control of Holdings or MidAmerican.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

        Effective with his retirement on May 31, 1997, as Chairman of the Company, Mr. Christiansen's employment agreement provides that his service in an advisory capacity to the Company would commence on June 1, 1997 and continue through June 1, 2000. Mr. Christiansen receives annual compensation of $50,000 for this service.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
(A)1.  FINANCIAL STATEMENTS (INCLUDED HEREIN)

                                                                      Page No.
                                                                      --------

       Selected Consolidated Financial Data.......................      36
       Management's Discussion and Analysis of Financial
         Condition And Results of Operations......................      37

       Index to Financial Statements:
       ------------------------------

                       MidAmerican Energy Holdings Company

       Consolidated Statements of Income
         For the Year Ended December 31, 1997, 1996 and 1995......      58
       Consolidated Balance Sheets
         As of December 31, 1997 and 1996 ........................      59
       Consolidated Statements of Cash Flows
         For the Year Ended December 31, 1997, 1996 and 1995......      60
       Consolidated Statements of Capitalization
         As of December 31, 1997 and 1996 ........................      61
       Consolidated Statements of Retained Earnings
         For the Year Ended December 31, 1997, 1996 and 1995......      62
       Notes to Consolidated Financial Statements.................      63
       Report of Management.......................................      90
       Report of Independent Accountants..........................      91

                           MidAmerican Energy Company

       Consolidated Statements of Income
         For the Year Ended December 31, 1997, 1996 and 1995......      92
       Consolidated Balance Sheets
         As of December 31, 1997 and 1996 ........................      93

                                                                      Page No.
                                                                      --------

       Consolidated Statements of Cash Flows
         For the Year Ended December 31, 1997, 1996 and 1995......      94
       Consolidated Statements of Capitalization
         As of December 31, 1997 and 1996 ........................      95
       Consolidated Statements of Retained Earnings
         For the Year Ended December 31, 1997, 1996 and 1995......      96
       Notes to Consolidated Financial Statements.................      97
       Report of Management.......................................     111
       Report of Independent Accountants..........................     112

       Index to Supplemental Information
       ---------------------------------

       Five-Year Financial Statistics.............................     113
       Five-Year Consolidated Statements of Income................     114
       Five-Year Consolidated Balance Sheets......................     115
       Five-Year Utility Statistics...............................     116

(A)2.  FINANCIAL STATEMENT SCHEDULES (INCLUDED HEREIN)

       The  following   schedules   should  be  read  in  conjunction  with  the
aforementioned financial statements.

                                                                    Page No.
                                                                    --------
       MidAmerican Energy Holdings Company  Consolidated
          Valuation and Qualifying Accounts (Schedule II) ........     118
       MidAmerican Energy Company Consolidated Valuation
          and Qualifying Accounts (Schedule II) ..................     119

    Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A)3.  EXHIBITS

    See Exhibit Index on page 123.

(B) REPORTS ON FORM 8-K

    On December 8, 1997, Holdings and MidAmerican filed a combined report on Form 8-K, dated December 5, 1997. The report included an announcement by MidAmerican that coal delivery at some of its electric generating facilities continued to be impacted by the Union Pacific Railroad's nationwide slowdown of trains. The press release issued in conjunction with the announcement was filed as an Exhibit to the report.

SELECTED FINANCIAL DATA


                                                                               DECEMBER 31
                                                      ---------------------------------------------------------------
                                                         1997         1996         1995         1994         1993
                                                      ----------   ----------   ----------   ----------   -----------
MidAmerican Energy Holdings Company
-----------------------------------
INCOME STATEMENT DATA: (g)
Revenues...........................................   $1,922,281   $1,872,612   $1,649,341   $1,631,225   $1,627,956
Operating income (a)...............................      270,506      343,638      292,354      264,492      267,938
Income from continuing operations (b)..............      139,332      143,761      119,705      123,098      134,325
Average common shares outstanding..................       98,058      100,752      100,401       98,531       97,762
Earnings per average common share
    from continuing operations.....................   $     1.42   $     1.43   $     1.19   $     1.25   $     1.38
Cash dividends declared per share..................   $     1.20   $     1.20   $     1.18   $     1.17   $     1.17

BALANCE SHEET DATA:
Total assets.......................................   $4,278,091   $4,521,848   $4,470,097   $4,388,894   $4,352,073
Long-term debt (c).................................    1,178,769    1,474,701    1,468,617    1,471,127    1,407,374
Power purchase obligation (c)......................       97,504      111,222      125,729      137,809      151,485
Short-term borrowings..............................      138,054      161,990      184,800      124,500      173,035
Preferred stock:
    Not subject to mandatory redemption............       31,763       31,769       89,945       89,955      109,871
    Subject to mandatory redemption (d)............      150,000      150,000       50,000       50,000       50,000
Common stock equity (f)............................    1,301,286    1,239,946    1,225,715    1,204,112    1,180,510
Book value per common share (f)....................   $    13.65   $    12.31   $    12.17   $    12.08   $    12.07


MidAmerican Energy Company
--------------------------
INCOME STATEMENT DATA: (g)
Revenues..........................................    $1,662,606   $1,635,761   $1,554,235   $1,513,675   $1,541,959
Operating income (a)..............................       206,527      249,207      219,238      198,491      203,780
Net income from continuing operations (b).........       125,941      165,132      132,489      121,145      133,888
Earnings on common from continuing operations.....       119,453      154,731      124,430      110,594      125,521

BALANCE SHEET DATA:
Total assets......................................    $3,542,307   $3,774,653   $3,976,201   $3,879,847   $3,832,569
Long-term debt (c)................................     1,044,663    1,136,515    1,110,525    1,109,617    1,051,144
Power purchase obligation (c).....................        97,504      111,222      125,729      137,809      151,485
Short-term borrowings.............................       122,500      161,700      184,800      124,500      160,800
Preferred stock:
    Not subject to mandatory redemption...........        31,763       31,769       89,945       89,955      109,871
    Subject to mandatory redemption (d)...........       150,000      150,000       50,000       50,000       50,000
Common stock equity (e)...........................       985,744      986,825    1,225,715    1,204,112    1,180,510


(a) MidAmerican Energy Holdings Company (Holdings) 1995 operating income includes $33.4 million of costs related to a restructuring and work force reduction plan implemented and completed in 1995, and MidAmerican Energy Company (MidAmerican) operating income includes $31.9 million of such costs.
(b) In 1997, Holdings recorded after-tax gains totalling $11.2 million for sales of assets of certain railcar businesses and a portion of a common stock investment that has appreciated significantly. Holdings recorded after-tax losses of approximately $9.4 million and $10.2 million for the write-down of certain nonregulated assets during 1996 and 1995, respectively. In 1993, MidAmerican recorded an $11.5 million after-tax gain on an exchange of natural gas service territories.
(c)  Includes amounts due within one year.
(d) Post-1995 years include MidAmerican-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely MidAmerican junior subordinated debentures.
(e) 1996 reflects distribution of the capital stock of MidAmerican Capital Company and Midwest Capital Group, Inc. to Holdings.
(f) Holdings' common equity increased in 1997 due to recording at market value an investment in McLeodUSA, Inc. common stock. Refer to Note (14) for further discussion.
(g) Refer to Operating Activities and Other Matters in MD&A for discussion of industry restructuring, and rate matters.

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

     MidAmerican is a public utility with electric and natural gas operations and is the principal subsidiary of Holdings. MidAmerican Capital and Midwest Capital are Holdings' nonregulated subsidiaries. Midwest Capital functions as a regional business development company in MidAmerican's utility service territory. MidAmerican Capital manages marketable securities and passive investment activities, nonregulated wholesale and retail natural gas businesses, security services and other energy-related, nonregulated activities.

DESCRIPTION OF FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS

     The MidAmerican merger was accounted for as a pooling-of-interests, and consolidated financial statements are presented as if the merger occurred as of the beginning of the earliest period presented. The consolidated financial statements of MidAmerican present amounts related to MidAmerican Capital and Midwest Capital as discontinued operations for all periods that include months prior to December 1, 1996, in order to reflect their transfer to Holdings in December 1996. Portions of the following discussion provide information related to material changes in the financial condition and results of operations of Holdings and MidAmerican for the periods presented based on the combined historical information of the predecessor companies. It is not necessarily indicative of what would have occurred had the predecessor companies actually merged at the beginning of the earliest period.

     Management's Discussion and Analysis (MD&A) addresses the financial statements of Holdings and MidAmerican as presented in this joint filing. Information related to MidAmerican also relates to Holdings. Information related to MidAmerican Capital and Midwest Capital pertains only to the discussion of the financial condition and results of operations of Holdings. To the extent necessary, certain discussions have been segregated to allow the reader to identify information applicable only to Holdings.

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

                              RESULTS OF OPERATIONS
                              ---------------------

Holdings:
---------

     The following tables provide a summary of the earnings contributions of the Company's operations for each of the periods presented:

                                         1997        1996        1995
                                        ------      ------      ------
     Net Income (in millions)
      Continuing operations
        Electric utility                $100.9      $122.7      $111.9
        Gas utility                       18.6        32.0        12.6
                                        ------      ------      ------
          Total                          119.5       154.7       124.5
        Nonregulated operations           19.8       (11.0)       (4.8)
      Discontinued operations             (4.2)      (12.7)        3.1
                                        ------      ------      ------
        Consolidated earnings           $135.1      $131.0      $122.8
                                        ======      ======      ======

     Earnings Per Common Share
      Continuing operations
        Electric utility                $ 1.03      $ 1.22      $ 1.11
        Gas utility                       0.19        0.32        0.13
                                        ------      ------      ------
          Total                           1.22        1.54        1.24
        Nonregulated operations           0.20       (0.11)      (0.05)
      Discontinued operations            (0.04)      (0.13)       0.03
                                        ------      ------      ------
        Consolidated earnings           $ 1.38      $ 1.30      $ 1.22
                                        ======      ======      ======

MidAmerican:
------------

        The following table provides a summary of the earnings contributions of MidAmerican's operations for each of the periods presented:


                                         1997       1996        1995
                                        ------     ------      ------
                                                (in millions)
     Earnings on Common Stock
       Continuing operations
        Electric utility                $100.9     $122.7      $111.9
        Gas utility                       18.6       32.0        12.6
                                        ------     ------      ------
          Total                          119.5      154.7       124.5
       Discontinued operations *             -      (10.1)       (1.7)
                                        ------     ------      ------
         Consolidated earnings          $119.5     $144.6      $122.8
                                        ======     ======      ======

        *1996 and 1995 include the income (loss) of MidAmerican Capital and Midwest Capital prior to their transfer to Holdings on December 1, 1996.

EARNINGS DISCUSSION

        Earnings per share for 1997 and 1996 each increased 8 cents compared to their prior year. Some of the significant factors resulting in the increases are listed below, on a Holdings per-share basis. The discussion that follows addresses these factors as well as other items affecting the Company's results of operations.


                                                    1997 vs 1996  1996 vs 1995
                                                    ------------  ------------
     MidAmerican
         Net reduction in electric and gas
          gross margin due to -
            Variation in the effect of weather        $  (0.03)     $  (0.09)
            Customer growth                               0.08          0.09
            Electric retail rate changes                 (0.07)        (0.01)
            Improvements due to other factors             0.10          0.05
         Nuclear O&M expenses                            (0.07)         0.02
         1995 merger and restructuring costs                 -          0.24
         Other O&M expenses                              (0.40)         0.09
         1996 merger proposal costs                       0.05         (0.05)
         Gas procurement program awards
          and 1996 storage gas sale                          -          0.03

     Nonregulated subsidiaries
         Write-downs of certain assets
          (primarily alternative energy projects)         0.07          0.01
         Realized gain on sale of McLeodUSA
          Incorporated common stock                       0.05             -
         Gains on sales of certain assets                 0.06         (0.05)
         Interest on long-term debt                       0.07          0.02
         Other continuing operations                      0.07         (0.04)

     Discontinued operations                              0.09         (0.16)


     The Company continued its strategic realignment of utility and nonregulated operations which began in 1996. Earnings of nonregulated subsidiaries have been significantly affected by such realignment. During 1997, the Company divested a number of its interests in nonregulated assets which did not align with the corporate vision of becoming the leading regional provider of energy and complementary services. Earnings for 1997 include 6 cents per share from the sale of assets of its railcar leasing and repair businesses. Losses from discontinued operations reduced earnings in 1996 and 1997, though to a lesser degree in 1997. Cash proceeds from the sale of discontinued operations allowed the Company to pay off long-term debt, significantly reducing its interest expense compared to 1996.

     In addition, 1997 earnings include 5 cents per share from the sale of a portion of the Company's interest in McLeodUSA Incorporated (McLeodUSA).

     Although utility earnings for 1997 were lower than in the prior year, a reduction was anticipated because of the electric pricing settlements achieved in 1996 and 1997 in Iowa and Illinois. Additionally, utility operating expenses increased as the Company continued strategic realignment which included strengthening its marketing and customer service capabilities and adding to its information technology resources.

     In the past three years, the Company's evaluation of its nonregulated investments has resulted in write-downs of certain assets, primarily investments in alternative energy projects. The write-downs, which reflect declines in the value of those nonregulated investments, reduced earnings by approximately $2.0 million, or 2 cents per share, $9.4 million, or 9 cents per share, and $10.2 million, or 10 cents per share, in 1997, 1996 and 1995, respectively.

     Discontinued Operations -

Holdings:
---------

     During 1996, the Company discontinued some of its nonregulated operations. The income or loss from those operations and the losses on disposal are reflected as discontinued operations in each of the periods presented in the Consolidated Statements of Income. Net assets of the discontinued operations are separately presented in the Consolidated Balance Sheets as Investment in Discontinued Operations.

     In the fourth quarter of 1996, the Company and KCS Energy, Inc. (KCS) of Edison, New Jersey, signed a definitive agreement to sell a portion of the Company's nonregulated operations to KCS for $210 million in cash and warrants to purchase KCS common stock. The sale, which included the Company's oil and gas exploration and development operations, was completed in January 1997. The Company recorded an after-tax loss of $7.1 million for the transaction in 1996 and an additional $0.9 million in 1997.

     In October 1997, the Company also divested a subsidiary that developed and operated a computerized information system which facilitated real-time exchange of power in the electric industry. The Company recorded a $4.0 million anticipated after-tax loss on disposal of those operations in September 1996 and an additional $3.2 million after-tax loss on disposal in September 1997.

MidAmerican:
------------

     MidAmerican received $15.3 million in cash in 1996 as final settlement for the sale of a former coal mining subsidiary which was reflected as discontinued operations in 1982 by one of MidAmerican's predecessors. The final settlement included reacquisition by the buyer of preferred equity issued to MidAmerican and the settlement of reclamation reserves. MidAmerican recorded an after-tax loss on disposal of $3.3 million for the transaction in September 1996. This transaction is included in discontinued operations in the consolidated financial statements of MidAmerican as well as Holdings. Discontinued operations of MidAmerican includes the net earnings/loss of MidAmerican Capital and Midwest Capital for periods prior to their December 1, 1996, transfer to Holdings.

UTILITY GROSS MARGIN

        Electric Gross Margin:
        ----------------------

                                            1997       1996       1995
                                           ------     ------     ------
                                                     (in millions)
     Operating revenues                    $1,126     $1,099     $1,095
     Cost of fuel, energy and capacity        236        234        230
                                           ------     ------     ------
        Electric gross margin              $  890     $  865     $  865
                                           ======     ======     ======

     A variety of factors contributed to the increase in MidAmerican's electric gross margin for 1997 compared to 1996. An increase in electric retail sales volumes, additional recovery of energy efficiency costs and an increase in transmission revenues all contributed to the improvement in gross margin. Rate reductions partially offset the increases.

     Retail sales of electricity increased 2.6% compared to 1996 sales due primarily to a moderate but steady growth in the number of customers. The increase in sales resulting from customer growth contributed $11 million to the increase in electric gross margin. Also, compared to 1996, sales and gross margin improved due to the impact of temperatures in the Company's service territory. Although temperatures were milder than normal in both years, comparatively, margin for 1997 increased $2 million over 1996 margin due to the effect of weather. When compared to normal, the impact of temperatures resulted in a $13 million reduction in electric gross margin in 1997 compared to a $15 million reduction in the 1996 margin.

     Prior to July 11, 1997, MidAmerican was allowed to recover its energy costs from most of its electric utility customers through energy adjustment clauses
(EACs) included in revenues. Effective July 11, 1997, the EAC was eliminated for Iowa customers as part of a new Iowa pricing plan. Previously, variations in revenues collected through the EACs did not affect gross margin or net income due to corresponding increases in energy costs. With the elimination of the Iowa EAC, fluctuations in energy costs now have an impact on gross margin and net income. Energy costs per unit since July 11, 1997, were below the amount recovered in rates under the new Iowa pricing plan and resulted in an increase to gross margin.

     In October 1996, the Illinois Commerce Commission (ICC) ordered MidAmerican to reduce electric retail rates for its Illinois customers by 10%, or $13.1 million in annual revenues, effective November 3, 1996. A negotiated termination of the rate reduction proceeding left in place the initial $13.1 million annual reduction and included a second price reduction of $2.4 million annually effective on June 1, 1997. In Iowa, MidAmerican reduced its electric retail rates by $8.7 million effective November 1, 1996. The reduction lowered rates to levels proposed by MidAmerican in its pricing plan filed in June 1996. With implementation of the approved settlement in July 1997, rates for Iowa residential customers were reduced an additional $10.0 million annually. The Iowa rate reductions are partially offset by a new tracking mechanism (Cooper Tracker) for capital improvement costs at the Cooper Nuclear Station (Cooper). Net of the effect of the Cooper Tracker, rate reductions reduced electric gross margin by $17.3 million compared to 1996. Refer to "Rate Matters" in Liquidity and Capital Resources later in this discussion for further information regarding the Iowa proceeding.

     Beginning September 29, 1997, MidAmerican began collection of its remaining deferred energy efficiency costs and current, ongoing energy efficiency costs. Including an allowed return on deferred costs, the annual increase in electric revenues is $36.1 million. The effect on earnings of this increase in revenues and gross margin is partially offset by a corresponding increase in other operating expenses of $31.1 million for deferred and current energy efficiency costs. Refer to "Energy Efficiency" in Liquidity and Capital Resources later in this discussion for further information.

     Revenues  and  margin   increased  $6.2  million  due  to  an  increase  in
transmission revenues. In addition, a 3.9% increase in non-retail sales resulted in a $3.3 million increase in revenues.

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

     The net impact of increases and decreases in retail rates resulted in an overall decrease of $2.1 million in revenues and gross margin for 1996 compared to 1995. Rate decreases implemented in Iowa and Illinois in November 1996 were partially offset by an increase resulting from a filing made by one of MidAmerican's predecessor companies. Electric revenues in the first half of 1995 reflect a $13.6 million annual increase for interim rates in connection with that Iowa electric rate filing. Revenues for 1996 reflect the full-year effect of the final $20.3 million annual rate increase in the proceeding, which was effective in August 1995. Approximately $8 million of this increase relates to increased expenses for other postretirement employee benefit (OPEB) costs.

     In August 1995, MidAmerican began collection of $5.7 million over a four-year period related to an energy efficiency cost recovery filing. At the same time, MidAmerican began amortization of the related energy efficiency costs that had previously been deferred and included on the Company's balance sheet. The amortization is included in other operating expenses.


     Gas Gross Margin:
     -----------------
                                      1997     1996     1995
                                      ----     ----     ----
                                           (in millions)
     Operating revenues               $536     $537     $460
     Cost of gas sold                  346      345      279
                                      ----     ----     ----
       Gas gross margin               $190     $192     $181
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

     Gas gross margin for 1997 decreased $2 million compared to 1996 due to warmer temperatures during the 1997 heating seasons. Temperatures in 1997 were close to normal while temperatures in 1996 were colder than normal, contributing $8 million to the 1996 gas gross margin. The decrease in sales and gross margin due to weather was partially offset by the effect of a modest increase in natural gas retail customers. In total, retail sales of natural gas in 1997 decreased 7.1% compared to 1996 sales.

     As discussed in the electric margin discussion, beginning September 29, 1997, MidAmerican began recovery of its energy efficiency costs not previously approved for recovery. Including an allowed return on deferred costs, the annual increase in gas revenues is $12.8 million. The effect on earnings of this increase in revenues and gross margin is partially offset by a corresponding increase in other operating expenses of approximately $11.1 million for deferred and current energy efficiency costs.

     The average cost of gas per unit increased in 1997 compared to 1996 and is reflected in revenues and cost of gas sold.

     Gas gross margin increased in 1996 compared to 1995. The increase was due both to price and sales volumes increases. Retail sales of natural gas increased 3.1% in 1996 compared to 1995 due in part to colder weather conditions in the first quarter of 1996 than during the first quarter of 1995.

     Another cause of the increases in gas revenues and gross margin was an increase in gas retail service rates. Retail revenues in the first half of 1995 reflect interim rates from an $8.2 million increase in annual gas revenues in connection with an Iowa gas rate filing by one of MidAmerican's predecessor companies. MidAmerican began collecting the interim rates in October 1994. Gas revenues for 1996 reflect the full-year effect of the final rate increase of $10.6 million annually which was effective in August 1995. Approximately $2.5 million of the $10.6 million increase relates to increased expense for OPEB costs.

     In August 1995, MidAmerican began collection of $12.9 million over a four-year period related to an energy efficiency cost recovery filing. At the same time, MidAmerican began amortization of the related energy efficiency costs that had previously been deferred and included on the Company's balance sheet. The amortization is included in other operating expenses.

     Revenues and cost of gas sold each increased significantly in 1996 compared to 1995 due to an increase in the average cost of gas per unit in 1996.

UTILITY OPERATING EXPENSES

     Utility other operating expenses increased for 1997 compared to 1996 due in part to an increase of $14.0 million in nuclear operating costs. Operating expenses related to Cooper increased in part due to the ratemaking treatment for Cooper capital improvements. As a result of 1996 and 1997 rate settlements, Cooper capital improvements are now expensed when incurred, instead of being capitalized. As mentioned previously in the Electric Gross Margin section, MidAmerican is now recovering on a current basis the Iowa portion of these costs from its Iowa electric customers. Recovery in Illinois is included in base rates. This change accounted for $4.5 million of the nuclear operating expense increase.

     As mentioned in the gross margin discussions, 1997 reflects an increase in expense related to the increased recovery of certain energy efficiency costs beginning September 29, 1997. The increase in energy efficiency costs, including amortization of historical costs and charging expense for current costs, accounted for $13.1 million of the increase in other operating expenses.

     Continued restructuring of the Company in preparation for a competitive industry has required additional expenses. MidAmerican has increased its emphasis in marketing-related efforts, as well as customer service operations, resulting in increases in consulting costs, advertising and other related expenses. In addition, 1997 reflects increases in uncollectible accounts expense, employee incentive compensation and certain employee benefits expenses. Other operating expenses for 1997 reflect an increase in transmission wheeling expense due in part to changes required by FERC Order Nos. 888 and 889.

     For 1996, utility other operating expenses decreased compared to 1995 due primarily to $31.9 million of costs in 1995 for the Company's restructuring plan implemented as part of the merging of its predecessors. In addition, 1996 reflects cost savings resulting from the merger. Nuclear operations costs decreased $4.5 million in 1996 compared to 1995. Partially offsetting these decreases was a $4.2 million increase from the amortization of deferred energy efficiency costs. There were also increases in consulting services expenses and some general administrative costs for 1996 compared to 1995.

     Maintenance expenses increased for 1997 compared to 1996. The main cause of the increase was an adjustment in 1996 to align power plant inventory accounting of predecessor companies which reduced 1996 expense by $6.2 million. In addition, the Company incurred $2.0 million in maintenance expenses for restoration following a snow storm in October 1997. Maintenance expenses at the Quad Cities Station decreased $2.5 million in 1997 compared to 1996. Refer to the discussion of Quad Cities Nuclear Station in the Liquidity and Capital Resources section of MD&A for information regarding the status of the plant.

     Maintenance expenses increased for 1996 compared to 1995. The timing of power plant maintenance accounted for much of the variation between the periods. The increase in power plant maintenance for 1996 was partially offset by the inventory adjustment mentioned above. Maintenance expense for the Quad Cities Station increased $1.8 million for 1996 compared to 1995.

        Property taxes increased $8.8 million in 1997 compared to 1996 due primarily to an increase in the assessed value for Iowa property tax purposes.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

Holdings:
---------

     Revenues of MidAmerican Capital and Midwest Capital increased a total of $22.8 million in 1997 compared to 1996. Revenues from the natural gas marketing subsidiaries increased $22.6 million due to an increase in the average price per unit, reflective of an increase in the cost of gas sold. Sales of natural gas decreased 3 million MMBtu's (4%) compared to 1996 sales.

     Cost of sales includes expenses directly related to sales of natural gas. The increase in cost of sales for 1997 reflects a 15% increase in the average cost of gas per unit. Compared to 1996, total gross margin (total price less cost of gas) on nonregulated natural gas sales increased $1.0 million.

     Revenues of MidAmerican Capital and Midwest Capital increased a total of $141.7 million for 1996 compared to 1995. The increase was due primarily to a $136.1 million increase in revenues from natural gas marketing subsidiaries, some of which did not exist in 1995. Sales volumes for the natural gas marketing firms increased 51 million MMBtu's (153%) for 1996 compared to 1995. In addition, the average price of natural gas increased in 1996.

     Cost of sales for 1996 reflects the increases in gas sales volumes and cost per unit compared to 1995. Average margins on sales of natural gas decreased in 1996 compared to 1995 due in part to increased competition in the nonregulated natural gas industry. As a result, total 1996 gross margin on nonregulated natural gas sales decreased $2.5 million compared to 1995.

NON-OPERATING INCOME AND INTEREST EXPENSE

MidAmerican:
------------

     Other, Net -

     In September 1997, MidAmerican received a $15 million cash payment from Nebraska Public Power District (NPPD) as settlement for a lawsuit filed by MidAmerican against NPPD. Approximately $12 million was refunded to MidAmerican's customers. The remaining amount was retained by MidAmerican for recovery of litigation costs in the lawsuit. Other, Net for 1997 reflects $2.2 million of pre-tax income for recovery of litigation costs incurred in prior years.

     Other, Net for 1996 includes approximately $8.7 million of expenses for costs incurred by MidAmerican for its merger proposal to IES Industries Inc. in 1996.

     MidAmerican was awarded $4.9 million of pre-tax income in 1997 for its performance under its incentive gas procurement program during the May 1996 to April 1997 period. In the fourth quarter of 1996, MidAmerican recorded an award of $2.7 million of pre-tax income as a result of successful performance under its incentive gas procurement program during the 1995-1996 heating season.

     In 1996, MidAmerican recorded an initial pre-tax gain of $3.2 million on its sale of the certain storage gas supplies. MidAmerican recorded an additional $0.8 million gain in the second quarter of 1997 after receiving favorable treatment on the transaction from the Iowa Utilities Board (IUB).

     In addition, Other, Net includes the recognition of deferred income from energy efficiency programs totaling $5.0 million and $3.3 million for 1997 and 1996, respectively.

     Other, Net for 1997 reflects a net loss on reacquired long-term debt of $0.9 million compared to a $1.1 million net gain in 1996.

     Other, Net for 1995 includes $4.6 million of merger transaction costs related to the Company's 1995 merger and $3.1 million for recognition of deferred income from energy efficiency programs.

     Interest Charges -

     A decrease in the average amount of commercial paper outstanding compared to 1996 resulted in a decrease in other interest expense for 1997. The decrease was partially offset by interest expense related to IRS settlements in 1997.

Holdings:
---------

        Dividend Income -

     Dividend income decreased for 1997 periods due MidAmerican Capital's reduced holdings of preferred stock portfolios as discussed below.

     Realized Gains and Losses on Securities, Net -

     Net realized gains on securities for 1997 includes an $8.0 million pre-tax gain on the sale of shares of McLeodUSA common stock. Excluding that gain, net realized gains decreased in 1997 compared to 1996 primarily from realized gains on the sales of certain common equity fund holdings which MidAmerican Capital began liquidating in 1996. Net realized gains on securities increased for 1996 compared to 1995 due to an increase in gains on the disposition of equity fund holdings and managed preferred stock portfolios.

        Other, Net -

     During 1997, the Company sold all of the assets of its railcar repair services subsidiary and most of the assets of its railcar leasing subsidiary and recorded pre-tax gains totaling $10.0 million. Write-downs of nonregulated investments, as discussed in the Earnings Discussion section at the beginning of Results of Operations, decreased Other, Net by $3.4 million, $15.6 million and $18.0 million for 1997, 1996 and 1995, respectively. Income from equity investments decreased in 1997 due to the liquidation activity discussed above. Other, Net for 1996 reflects an increase in income from equity investments and special purpose funds compared to 1995. In 1995, the Company had pre-tax gains totaling $8.5 million on the sales of a partnership interest in a gas marketing organization and a telecommunication subsidiary.

        Interest Charges -

     MidAmerican Capital's interest on long-term debt decreased $10.1 million compared to 1996 expense due to the reduction of its long-term debt in early 1997.


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

     As of December 31, 1997, common equity represented 51.7% of the Company's total capitalization compared to 44.0% and 44.3% as of December 31, 1996 and 1995, respectively. Several factors other than earnings, dividends and scheduled maturities of debt affected the change. Recording an investment in McLeodUSA at market value and repurchases and retirement of debt prior to its scheduled maturity were major contributors to the move to a higher percentage of equity. The Company's common stock repurchase program reduced common equity during 1997. Each of these items is included in the discussion that follows.

     MidAmerican's common equity as of December 31,1997, represented 47.2% of its capitalization compared to 43.8% as of December 31, 1996. A reduction of long-term debt was the primary cause of the change.

     As reflected on the Consolidated Statements of Cash Flows, Holdings had net cash provided from operating activities of $392 million for 1997 compared to $321 million and $337 million in 1996 and 1995, respectively. MidAmerican's net cash provided from operating activities was $380 million for 1997 and $327 million and $333 million for 1996 and 1995, respectively.

INVESTING ACTIVITIES AND PLANS

MidAmerican:
------------

     Utility Construction Expenditures -

     MidAmerican's primary need for capital is utility construction expenditures. For 1997, utility construction expenditures totaled $167 million, including allowance for funds used during construction (AFUDC), Quad Cities Station nuclear fuel purchases and Cooper capital improvements. In addition, MidAmerican's nonregulated railway subsidiary had $6 million of construction expenditures in 1997. All such expenditures were met with cash generated from utility operations, net of dividends.

     Beginning with July 1997 expenditures, Cooper capital improvements are no longer included in utility construction expenditures but are expensed when incurred in Other Operating Expenses. As part of the 1997 settlement of MidAmerican's pricing proposal, MidAmerican is recovering on a current basis the Iowa portion of Cooper capital improvements from its Iowa electric customers through a tracking mechanism.

     Forecasted utility construction expenditures for 1998 are $201 million including AFUDC. Capital expenditure needs are reviewed regularly by MidAmerican's management and may change significantly as a result of such reviews. MidAmerican presently expects that all utility construction expenditures for the next five years will be met with cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

     Nuclear Decommissioning -

     Operators of a nuclear facility are required to set aside funds to provide for costs of future decommissioning of their nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican expects to contribute approximately $51 million during the period 1998 through 2002 to an external trust established for the investment of funds for decommissioning the Quad Cities Station. Historically, the funds were invested in investment grade municipal and U.S. Treasury bonds; however, in 1997 MidAmerican directed the trust to begin investing a portion of the funds in domestic corporate debt and common equity securities. Approximately 40% of the trust's funds are now invested in domestic corporate debt and common equity securities.

     In addition, MidAmerican makes payments to NPPD related to decommissioning Cooper. These payments are reflected in Other Operating Expenses in the Consolidated Statements of Income. NPPD estimates call for MidAmerican to pay approximately $57 million to NPPD for Cooper decommissioning during the period 1998 through 2002. NPPD invests the funds predominantly in U.S. Treasury Bonds. MidAmerican's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. In July 1997, NPPD filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican as the defendant and seeking a declaration of MidAmerican's rights and obligations in connection with Cooper nuclear decommissioning funding.

     MidAmerican currently recovers Quad Cities Station decommissioning costs charged to Illinois customers through a rate rider on customer billings. Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

Holdings:
---------

     Nonregulated Capital Expenditures -

     Capital expenditures of MidAmerican Capital and Midwest Capital totaled $8 million in 1997. Capital expenditures of these subsidiaries depend primarily upon the availability of suitable investment opportunities which meet the Company's objectives. The Company continues to evaluate nonregulated investments and may redeploy certain assets in the next year. External financing may also be used to provide for nonregulated capital expenditures.

     Investments -

     MidAmerican Capital invests in a variety of marketable securities which it holds for indefinite periods of time. In the Consolidated Statements of Cash Flows, the lines Purchase of Securities and Proceeds from Sale of Securities consist primarily of the gross amounts of these activities, including realized gains and losses on investments in marketable securities.

     Included in investments on the Consolidated Balance Sheets is the Company's investment in common stock of McLeodUSA. McLeodUSA common stock has been publicly traded since June 14, 1996. Investor agreements related to McLeodUSA's initial public offering and subsequent merger with Consolidated Communications Inc. prohibit the Company from selling or otherwise disposing of any of the common stock of McLeodUSA prior to September 24, 1998, without the approval of McLeodUSA's board of directors. As a result of the agreements, the Company's investment was considered restricted stock and, as such, was recorded at cost in all periods prior to September 1997. Beginning in September 1997, the investment is no longer considered restricted for accounting purposes and is recorded at fair value. At December 31, 1997, the cost and fair value of the McLeodUSA investment were $45.2 million and $257.9 million, respectively. The unrealized gain is recorded, net of income taxes, as a valuation allowance in common shareholders' equity. At December 31, 1997, the unrealized gain and deferred income taxes for this investment were $212.7 million and $74.4 million, respectively.

     MidAmerican Capital received approximately $302 million in cash during 1997 from sales of investments primarily as part of its efforts to align them with the Company's strategy. A significant portion of the proceeds from these sales was used for retirement of MidAmerican Capital long-term debt and for dividends to Holdings for use in the repurchase of the Company's common stock.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

MidAmerican:
------------

     MidAmerican currently has authority from the Federal Energy Regulatory Commission (FERC) to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of December 31, 1997, MidAmerican had a $250 million revolving credit facility agreement and a $10 million line of credit to provide short-term financing for utility operations. MidAmerican's commercial paper borrowings, which totaled $123 million at December 31, 1997, are supported by the revolving credit facility and the line of credit. MidAmerican also has a revolving credit facility which is dedicated to provide liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     In 1997, MidAmerican entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation (Funding Corp.), a special purpose entity established to purchase accounts receivable from MidAmerican. Funding Corp. in turn sold receivable interests to outside investors. In consideration for the sale, MidAmerican received $70 million in cash and the remaining balance in the form of a subordinated note from Funding Corp. The agreement is structured as a true sale under which the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican or its creditors and, as such, the accounts receivable sold are not reflected on Holdings' or MidAmerican's Consolidated Balance Sheets. At December 31, 1997, $130.0 million, net of reserves, was sold under the agreement.

     During 1997, MidAmerican repurchased $42.4 million of first mortgage bonds with annual interest rates from 6.95% to 7.70%, excluding bonds which matured in 1997.

     As of December 31, 1997, MidAmerican had $401 million of long-term debt maturities and sinking fund requirements for 1998 through 2002.

     MidAmerican currently has regulatory authority to issue an additional $300 million of preferred securities and long-term debt, including issues under its medium-term note program. It is management's intent to refinance certain
MidAmerican debt securities with additional issuances of unsecured debt and preferred securities of a subsidiary trust as market conditions allow.

Credit Ratings -

     MidAmerican's access to external capital and its cost of capital are influenced by the credit ratings of its securities. MidAmerican's credit ratings as of January 31, 1998, are shown in the table below. The ratings reflect only the views of such rating agencies, and each rating should be evaluated independently of any other rating. Generally, rating agencies base their ratings on information furnished to them by the issuing company and on investigation, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if in the judgment of the rating agency circumstances so warrant. Such ratings are not a recommendation to buy, sell or hold securities.


                                            Moody's
                                            Investors            Standard
                                             Service             & Poor's
                                            ---------            --------
        Mortgage Bonds                         A2                   AA-
        Unsecured Medium-Term Notes            A3                   A
        Preferred Stocks                       a3                   A
        Commercial Paper                       P-1                  A-1


     The following is a summary of the meanings of the ratings shown above and the relative rank of MidAmerican's rating within each agency's classification system.

     Moody's top four bond ratings (Aaa, Aa, A and Baa) are generally considered "investment grade." Obligations which are rated "A" possess many favorable investment attributes and are considered as upper medium grade obligations. Factors giving security to principal and interest are considered adequate but elements may be present which suggest a susceptibility to impairment sometime in the future. A numerical modifier ranks the security within the category with a "1" indicating the high end, a "2" indicating the mid-range and a "3" indicating the low end of the category. Standard & Poor's top four bond ratings (AAA, AA, A and BBB) are considered "investment grade". Debt rated "AA" has a very strong capacity to meet its financial commitment and differs from the highest rated obligations only in small degree. Standard & Poor's may use a plus (+) or minus (-) sign after ratings to designate the relative position of a credit within the rating category.

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

     Preferred Dividends -

     Preferred dividends include net gains or losses on the reacquisition of MidAmerican preferred shares. Net losses on reacquisitions totaled $1.4 million and $1.6 million for 1997 and 1996, respectively. Excluding these losses, preferred dividends increased for 1997 compared to 1996 due to the increase in preferred stock outstanding.

Holdings:
---------

     As of December 31, 1997, Holdings had lines of credit totaling $120 million available to provide for short-term financing needs.

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

     In March 1997, Holdings announced its plan to repurchase up to $200 million of the Company's common stock. The Company plans to purchase the shares from time to time as market conditions warrant, with the intent of completing the entire repurchase program by December 31, 1998. As of December 31, 1997, the Company had repurchased approximately 5.0 million shares for $89.2 million. The Company believes repurchasing Holding's common stock is the best investment of Company funds at this time. Repurchasing the common stock will reduce total common dividend requirements and aid in improving the Company's dividend payout ratio. In addition, a subsidiary of the Company holds approximately 437,000 shares of Holdings common stock which are also excluded from shares outstanding.

     On January 28, 1998, Holdings' board of directors declared a quarterly dividend on common shares of $0.30 per share payable March 1, 1998. The dividend represents an annual rate of $1.20 per share.

     Nonregulated Subsidiaries -

     As of December 31, 1997, MidAmerican Capital had unsecured revolving credit facilities in the amount of $114 million with a zero balance outstanding under these facilities. In January 1997, MidAmerican Capital paid off the $90 million outstanding under the revolving credit facilities with proceeds from the sale transaction with KCS. Another $100 million revolving credit facility related to discontinued operations was terminated in January 1997, and the $84 million outstanding repaid. In addition, MidAmerican Capital terminated two $32 million floating-rate-to-fixed-interest-rate swaps related to amounts outstanding under one of the revolving credit facilities. MidAmerican Capital has $135 million of long-term debt maturities and sinking fund requirements for 1998 through 2002.

     Midwest   Capital   currently  has  a  $25  million  line  of  credit  with
MidAmerican, of which $5 million was outstanding at December 31, 1997.

OPERATING ACTIVITIES AND OTHER MATTERS

     Throughout the country, the utility industry continues to move towards a competitive environment. Although the extent of deregulation varies between states, increased competition is becoming a reality in virtually every region of the country. Numerous states have passed restructuring legislation, some of which initiated a phase-in of customer choice in 1998. Legislators and regulators in many other states are addressing the issue.

     As part of many restructuring legislation packages, electric utilities are required to unbundle traditional services previously provided as a "packaged product" under their rate tariffs. Unbundling allows customers to choose their energy supplier and the level of energy delivery and retail services they desire. Gas utilities are also experiencing separation of the merchant and delivery functions for all classes of customers.

     The generation segment of the electric industry will be significantly impacted by competition. The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. As retail competition evolves, margins will be pressured by competition from other utilities, power marketers, and self-generation.

     MidAmerican has been active in promoting and monitoring legislative and regulatory changes that affect the jurisdictions in which it operates. In order to successfully compete in the new environment, the Company believes it must become the leading regional provider of energy and complementary services. The Company is evaluating all aspects of its business to determine what adjustments are necessary to align them with this strategy. Aligning nonregulated businesses with the Company's strategy has resulted, and may continue to result in the next year, in negative impacts on Holdings' earnings in the form of write-downs for the sale, revaluation or discontinuance of nonregulated operations and investments. (Refer to the Results of Operations section of MD&A for comments on the earnings impact of such actions.) The following discussion further addresses changes affecting the industry and actions the Company is taking to implement its strategy.

     Competition -

     MidAmerican is subject to regulation by several utility regulatory agencies which significantly influences the operating environment and the recoverability of costs from utility customers. That regulatory environment has, in general, given MidAmerican an exclusive right to serve customers within its service territory and, in turn, the obligation to provide electric service to those customers.

     Although the anticipated changes in the electric utility industry may create opportunities, they will also create additional challenges and risks for utilities. Competition will put pressure on margins for traditional electric services. In order to lessen the impact of reduced margins, MidAmerican will continue to focus on controlling the cost of such services. In addition, MidAmerican is positioning itself to offer complementary products and services as expected opportunities become available in a competitive utility retail market. Additional products and services may provide avenues to replace margins lost on traditional electric services.

     MidAmerican has been authorized in an order from the IUB approving the electric pricing settlement to enter into long-term electric contracts with industrial and commercial customers. MidAmerican is negotiating long-term contracts with various industrial and commercial customers. The Company believes these contracts will help stabilize margins in the future.

     Legislative and Regulatory Evolution -

     On December 16, 1997, the Governor of Illinois signed into law a bill to restructure Illinois' electric utility industry and transition it to a competitive market beginning October 1, 1999. The law is very complex, and MidAmerican continues to evaluate the impact of the law on its operations.

     The law requires a 15% electric rate reduction for all Illinois residential customers in 1998. To satisfy its obligation, the law specifically permitted MidAmerican to receive credit for the $15.5 million, or approximately 13%, rate reductions implemented in Illinois in 1996 and 1997. MidAmerican is also exempted from the requirement to join an independent system operator (ISO) or to form an in-state ISO.

     In addition, the law provides for Illinois earnings above a certain level of return on equity (ROE) to be shared equally between customers and MidAmerican beginning in April 2000. The ROE level at which MidAmerican will be required to share earnings is a multi-step calculation of average 30-year Treasury Bill rates plus 5.50% for 1998 and 1999 and 6.50% for 2000 through 2004. If the resulting average Treasury Bill rate approximated rates which existed in 1997, the ROE level above which sharing must occur would be approximately 12%.

     Beginning October 1, 1999, larger non-residential customers and 33% of the remaining non-residential customers will be allowed to select their provider of electric supply services. All other non-residential customers will have supplier choice starting December 31, 2000. Residential customers all receive the opportunity to select their electric supplier on May 1, 2002.

     The law also addresses charges to customers for transition costs based on a lost-revenue approach. These transition fees, designed to help utilities address stranded costs, will end December 31, 2006, subject to possible extension.

     In Iowa, no legislation has yet been introduced to allow generation or retail service competition. Because energy costs are low in Iowa, industry restructuring has not been an issue aggressively pursued in the state to date. However, a group of industrial customers formed in the fall of 1997 has indicated that it may introduce retail competition legislation during the 1998 Iowa legislative session. MidAmerican's Iowa legislative priority for 1998 is property tax reform, a condition it considers precedent to industry restructuring.

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

     In October 1997, the IUB adopted rules to encourage gas transportation service for small volume customers starting in 1999. MidAmerican has until November 15, 1998, to file its own plan to unbundle service for its small volume customers. MidAmerican presently believes that these rules will not have a material impact on its results of operations.

     Accounting Effects of Industry Restructuring -

     A possible consequence of competition in the utility industry is that Statement of Financial Accounting Standards (SFAS) No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MidAmerican's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of restructuring legislation in Illinois. Thus, MidAmerican was required to write off those amounts of regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. These write-offs were not material. If other portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican would be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result. As of December 31, 1997, MidAmerican had $339 million of regulatory assets in its Consolidated Balance Sheet. Refer to Note 1(c) for a list of the regulatory assets as of December 31, 1997.

     Energy Efficiency -

     MidAmerican's regulatory assets as of December 31, 1997, included $111.5 million of deferred energy efficiency costs. On September 29, 1997, MidAmerican received approval from the IUB, effective immediately, to begin recovery of deferred energy efficiency costs not previously approved. Accordingly, $95.1 million of such costs will be collected over a four-year period, along with a return of $26.6 million on those costs. MidAmerican also received approval to recover current energy efficiency costs, which are expected to be $18.5 million for the period May 1997 through April 1998. The projected $18.5 million of current costs, $5.3 million of which were deferred from May through September 1997, will be collected in the twelve-month period ending in September 1998. The filing is subject to periodic prudence reviews by the IUB. Deferred and current energy efficiency costs will be reflected in operating expenses over the related periods of recovery.

     Rate Matters -

     As a result of a negotiated settlement in Illinois, MidAmerican reduced its Illinois electric service rates by annual amounts of $13.1 million and $2.4 million, effective November 3, 1996, and June 1, 1997, respectively.

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

     In addition, the agreement accepted MidAmerican's proposal to eliminate the energy adjustment clause (EAC) which was the mechanism through which fuel costs were collected from Iowa customers prior to July 11, 1997. The EAC flowed the cost of fuel to customers on a current basis, and thus, fuel costs had little impact on net income. Beginning July 11, 1997, base rates for Iowa customers include a factor for recovery of a representative level of fuel costs. Earnings are now affected by variances in actual fuel costs from the factor included in rates. The fuel cost factor will be reviewed in February 1999 and adjusted prospectively if actual 1998 fuel costs vary 15% above or below the factor included in base rates.

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

     The agreement also provides that MidAmerican will develop a pilot program for a market access service which allows customers with at least 4 MW of load to choose energy suppliers. The pilot program, which is subject to approval by the IUB and the FERC, is limited to 60 MW of participation the first year and can be expanded by 15 MW annually until the conclusion of the program. Any loss of revenues associated with the pilot program will be considered part of the $10 million annual reduction for commercial and industrial customers but may not be recovered from other customer classes. MidAmerican filed its proposed program with the IUB and the FERC in September 1997. MidAmerican anticipates that the necessary approvals will be received before the end of the second quarter of 1998.

     In December 1997, an Iowa industrial customer located within MidAmerican's IUB-approved exclusive electric service territory, filed a lawsuit against Holdings and MidAmerican in the United States District Court for the District of Iowa alleging various violations of federal antitrust laws. The lawsuit stems from a claim that because the customer is not free to choose its retail energy, MidAmerican is engaging in illegal monopolistic behavior. In addition to damages, the customer is seeking the right to choose its electric retail supplier. MidAmerican maintains that its provision of retail electric service is in accordance with Iowa laws and regulations governing electric service territories, and all other applicable legal requirements. A ruling in favor of the plaintiff could have the effect of accelerating retail competition in MidAmerican's Iowa service territory.

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

     The Company is evaluating 26 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. The Company's present estimate of probable remediation costs for these sites is $21 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note 4(b) of Notes for further discussion of the Company's environmental activities related to manufactured gas plant sites and cost recovery.

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

     Following recommendations provided by the Ozone Transport Assessment Group, the EPA, in November 1997, issued a Notice of Proposed Rulemaking (NOPR) which identified 22 states and the District of Columbia as making significant contribution to nonattainment of NAAQS for ozone. Iowa is not subject to these emissions reduction requirements as EPA's rule is currently drafted, and, as such, MidAmerican does not anticipate that its facilities will be subject to additional emissions reductions as a result of this initiative. The EPA anticipates issuing its final rules in September 1998. MidAmerican will continue to closely monitor this rulemaking proceeding.

     Coal Deliveries -

     A coal transportation provider of MidAmerican has been experiencing nationwide operational problems. Consequently, coal deliveries to MidAmerican's Neal station in the fourth quarter of 1997 were delayed resulting in reduced coal inventory at that site. The Neal Station represents approximately 37% of MidAmerican's coal-fired generating capacity. Following discussions between MidAmerican and the transportation provider, increased deliveries have been made to the four Neal units. In order to preserve coal inventories, MidAmerican reduced its sales of energy to other utilities, which reduced electric margins in the fourth quarter.

     Quad Cities Nuclear Station Outage -

     In September 1997, Commonwealth Edison Company (ComEd), operator and 75% owner of Quad Cities Station Units 1 and 2, shut down Unit 2 and entered early a scheduled outage to address safety system concerns. In December 1997, Unit 1 was also taken off-line for the same reason. ComEd has indicated that the units may be unavailable until the first half of May 1998. During this time, it may be necessary for MidAmerican to forego off-system sales opportunities, operate more expensive units, and/or purchase more off-system energy. In January 1998, ComEd received a Confirmatory Action Letter (CAL) from the Nuclear Regulatory Commission (NRC). The CAL details actions that must be taken to correct the problems described above. Also in January, ComEd was informed by the NRC that the performance of Quad Cities Station is trending adversely. The Company cannot at this time predict the cost of these actions nor the impact on results of operations of the plant's outage.

YEAR 2000

     The Company has undertaken an extensive project to ensure the ability of its information technology systems, including hardware, software and applications programs, to perform correctly on January 1, 2000. The Company, in addition to its internal resources, has engaged independent contractors to assist with the conversion project. The project timetable specifies completion of all conversion work and testing sufficiently in advance of January 1, 2000, to identify any residual concerns. The Company estimates the remaining cost to remediate year 2000 flaws in its principal business systems to be approximately $5 million. Potential concerns regarding other systems used throughout the Company's operations continues to be evaluated. Although management believes that the project will be completed within the required time frame, unforeseen and other factors, including failure of the contractors to perform, could cause delays in the project, the results of which could be material to the Company.

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

     The Financial Accounting Standards Board has issued SFAS No. 130 addressing the issue of comprehensive income. SFAS 130 requires that all items required to be recognized as changes in equity during a period, except those resulting from investments by owners and distributions to owners, (i.e., comprehensive income), be reported in a financial statement that is displayed with the same prominence as the other financial statements. The display can be a separate statement or an addition to an existing statement. The material components of the Company's comprehensive income will include net income and the after-tax effect of changes in the fair value of investments classified as available for resale. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            YEARS ENDED DECEMBER 31
                                                                   -----------------------------------------
                                                                      1997           1996            1995
                                                                   -----------    -----------    -----------
OPERATING REVENUES
Electric utility ...............................................   $ 1,126,300    $ 1,099,008    $ 1,094,647
Gas utility ....................................................       536,306        536,753        459,588
Nonregulated ...................................................       259,675        236,851         95,106
                                                                   -----------    -----------    -----------
                                                                     1,922,281      1,872,612      1,649,341
                                                                   -----------    -----------    -----------
OPERATING EXPENSES
Utility:
  Cost of fuel, energy and capacity ............................       235,760        234,317        230,261
  Cost of gas sold .............................................       346,016        345,014        279,025
  Other operating expenses .....................................       429,794        350,174        399,648
  Maintenance ..................................................        98,090         88,621         85,363
  Depreciation and amortization ................................       170,540        164,592        158,950
  Property and other taxes .....................................       101,317         92,630         96,350
                                                                   -----------    -----------    -----------
                                                                     1,381,517      1,275,348      1,249,597
                                                                   -----------    -----------    -----------
Nonregulated:
  Cost of sales ................................................       240,182        218,256         70,209
  Other ........................................................        30,076         35,370         37,181
                                                                   -----------    -----------    -----------
                                                                       270,258        253,626        107,390
                                                                   -----------    -----------    -----------
  Total operating expenses .....................................     1,651,775      1,528,974      1,356,987
                                                                   -----------    -----------    -----------

OPERATING INCOME ...............................................       270,506        343,638        292,354
                                                                   -----------    -----------    -----------

NON-OPERATING INCOME
Interest income ................................................         5,318          4,012          4,485
Dividend income ................................................        13,792         16,985         16,954
Realized gains and losses on securities, net ...................         7,798          1,895            688
Other, net .....................................................        22,111         (4,020)       (10,467)
                                                                   -----------    -----------    -----------
                                                                        49,019         18,872         11,660
                                                                   -----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt .....................................        89,898        102,909        105,550
Other interest expense .........................................        10,034         10,941          9,449
Preferred dividends of subsidiaries ............................        14,468         10,689          8,059
Allowance for borrowed funds ...................................        (2,597)        (4,212)        (5,552)
                                                                   -----------    -----------    -----------
                                                                       111,803        120,327        117,506
                                                                   -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..........       207,722        242,183        186,508
INCOME TAXES ...................................................        68,390         98,422         66,803
                                                                   -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS ..............................       139,332        143,761        119,705
                                                                   -----------    -----------    -----------

DISCONTINUED OPERATIONS
Income (Loss) from operations (net of income taxes) ............          (118)         2,117          3,059
Loss on disposal (net of income taxes) .........................        (4,110)       (14,832)             -
                                                                   -----------    -----------    -----------
                                                                        (4,228)       (12,715)         3,059
                                                                   -----------    -----------    -----------

NET INCOME .....................................................   $   135,104    $   131,046    $   122,764
                                                                   ===========    ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING ..............................        98,058        100,752        100,401

EARNINGS PER COMMON SHARE
Continuing operations ..........................................   $      1.42    $      1.43    $      1.19
Discontinued operations ........................................         (0.04)         (0.13)          0.03
                                                                   -----------    -----------    -----------
Earnings per average common share ..............................   $      1.38    $      1.30    $      1.22
                                                                   ===========    ===========    ===========

DIVIDENDS DECLARED PER SHARE ...................................   $      1.20    $      1.20    $      1.18
                                                                   ===========    ===========    ===========

The accompanying notes are an integral part of these statements

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        AS OF DECEMBER 31
                                                                     -----------------------
                                                                        1997         1996
                                                                     -----------  ----------
ASSETS
UTILITY PLANT
Electric .........................................................   $4,084,920   $4,010,847
Gas ..............................................................      756,874      723,491
                                                                     ----------   ----------
                                                                      4,841,794    4,734,338
Less accumulated depreciation and amortization ...................    2,275,099    2,153,058
                                                                     ----------   ----------
                                                                      2,566,695    2,581,280
Construction work in progress ....................................       55,418       49,305
                                                                     ----------   ----------
                                                                      2,622,113    2,630,585
                                                                     ----------   ----------

POWER PURCHASE CONTRACT ..........................................      173,107      190,897
                                                                     ----------   ----------

INVESTMENT IN DISCONTINUED OPERATIONS ............................            -      166,320
                                                                     ----------   ----------

CURRENT ASSETS
Cash and cash equivalents ........................................       10,468       97,749
Receivables, less reserves of $347 and $2,093, respectively ......      207,471      312,015
Inventories ......................................................       86,091       90,864
Other ............................................................       18,452       11,031
                                                                     ----------   ----------
                                                                        322,482      511,659
                                                                     ----------   ----------

INVESTMENTS ......................................................      799,524      622,972
                                                                     ----------   ----------

OTHER ASSETS .....................................................      360,865      399,415
                                                                     ----------   ----------

TOTAL ASSETS .....................................................   $4,278,091   $4,521,848
                                                                     ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity ......................................   $1,301,286   $1,239,946
MidAmerican preferred securities, not subject to
   mandatory redemption ..........................................       31,763       31,769
Preferred securities, subject to mandatory redemption:
   MidAmerican preferred securities ..............................       50,000       50,000
   MidAmerican-obligated preferred securities of subsidiary trust
     holding solely MidAmerican junior subordinated debentures ...      100,000      100,000
Long-term debt (excluding current portion) .......................    1,034,211    1,395,103
                                                                     ----------   ----------
                                                                      2,517,260    2,816,818
                                                                     ----------   ----------

CURRENT LIABILITIES
Notes payable ....................................................      138,054      161,990
Current portion of long-term debt ................................      144,558       79,598
Current portion of power purchase contract .......................       14,361       13,718
Accounts payable .................................................      145,855      169,806
Taxes accrued ....................................................       92,629       82,254
Interest accrued .................................................       22,355       28,513
Other ............................................................       38,766       22,830
                                                                     ----------   ----------
                                                                        596,578      558,709
                                                                     ----------   ----------
OTHER LIABILITIES
Power purchase contract ..........................................       83,143       97,504
Deferred income taxes ............................................      761,795      722,300
Investment tax credit ............................................       83,127       88,842
Other ............................................................      236,188      237,675
                                                                     ----------   ----------
                                                                      1,164,253    1,146,321
                                                                     ----------   ----------

TOTAL CAPITALIZATION AND LIABILITIES .............................   $4,278,091   $4,521,848
                                                                     ==========   ==========

The accompanying notes are an integral part of these statements

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31
                                                                   ---------------------------------------
                                                                     1997           1996           1995
                                                                   ---------      ---------      ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................    $ 135,104      $ 131,046      $ 122,764
Adjustments to reconcile net income to net cash provided:
   Depreciation and amortization...............................      197,454        190,511        181,636
   Net decrease in deferred income taxes and
     investment tax credit, net................................      (71,191)        (7,894)          (961)
   Amortization of other assets................................       33,761         20,541         19,630
   Cash proceeds form accounts receivable sale.................       70,000              -              -
   Capitalized cost of real estate sold........................        1,859          3,568          1,744
   Loss (income) from discontinued operations..................        4,228         12,715         (3,059)
   Gain on sale of securities, assets and other investments....       (9,996)       (10,132)        (1,050)
   Other-than-temporary decline in value of investments........        3,795         15,566         17,971
   Impact of changes in working capital, net of effects
     from discontinued operations..............................       28,098        (53,752)       (21,024)
   Other.......................................................         (867)        19,218         19,369
                                                                   ---------       ---------      ---------
     Net cash provided.........................................      392,245        321,387        337,020
                                                                   ---------       ---------      ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures..............................     (166,932)      (154,198)      (190,771)
Quad Cities Nuclear Power Station decommissioning trust fund...       (9,819)        (8,607)        (8,636)
Deferred energy efficiency expenditures........................      (12,258)       (20,390)       (35,841)
Nonregulated capital expenditures..............................      (14,066)       (55,788)       (12,881)
Purchase of securities.........................................     (159,770)      (198,947)      (164,521)
Proceeds from sale of securities...............................      180,890        243,290         94,493
Proceeds from sale of assets and other investments.............       57,433         33,285         34,263
Investment in discontinued operations..........................      181,321         (5,984)        (9,752)
Other investing activities, net................................       (1,360)         8,308          6,946
                                                                   ---------      ---------      ---------
   Net cash provided (used)....................................       55,439       (159,031)      (286,700)
                                                                   ---------       ---------      ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid..........................................     (117,605)      (120,770)      (118,828)
Issuance of long-term debt, net of issuance cost...............            -         99,500         12,750
Retirement of long-term debt, including reacquisition cost.....     (122,300)      (136,616)      (110,351)
Reacquisition of preferred shares..............................           (6)       (58,176)           (10)
Reacquisition of common shares.................................      (96,618)             -              -
Issuance of preferred shares, net of issuance cost.............            -         96,850              -
Increase (decrease) in MidAmerican Capital Company
   unsecured revolving credit facility.........................     (174,500)        44,500         95,000
Issuance of common shares......................................            -              -         15,083
Net increase (decrease) in notes payable.......................      (23,936)       (22,810)        60,300
                                                                   ---------      ---------      ---------
   Net cash used...............................................     (534,965)       (97,522)       (46,056)
                                                                   ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........      (87,281)        64,834          4,264
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.................       97,749         32,915         28,651
                                                                   ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......................    $  10,468      $  97,749      $  32,915
                                                                   =========      =========      =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized......................    $  96,805      $ 107,179      $ 116,843
                                                                   =========      =========      =========
Income taxes paid..............................................    $ 130,521      $  85,894      $  69,319
                                                                   =========      =========      =========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                                   AS OF DECEMBER 31
                                                                         ------------------------------------
                                                                              1997                   1996
                                                                          -----------             ----------
COMMON SHAREHOLDERS' EQUITY
Common shares, no par; 350,000,000 shares authorized;
  95,300,882 and 100,751,713 shares outstanding, respectively..........    $  753,873             $  801,431
Retained earnings......................................................       409,296                440,971
Valuation allowance, net of income taxes...............................       138,117                 (2,456)
                                                                           ----------             ----------
                                                                            1,301,286     51.7%    1,239,946     44.0%
                                                                           ----------    ------   ----------    ------
MIDAMERICAN  PREFERRED  SECURITIES  (100,000,000  SHARES AUTHORIZED)
Cumulative shares outstanding not subject to mandatory redemption:
    $3.30 Series, 49,481 and 49,523 shares, respectively...............         4,948                  4,952
    $3.75 Series, 38,310 and 38,320 shares, respectively...............         3,831                  3,832
    $3.90 Series, 32,630 shares .......................................         3,263                  3,263
    $4.20 Series, 47,369 shares........................................         4,737                  4,737
    $4.35 Series, 49,945 and 49,950 shares, respectively...............         4,994                  4,995
    $4.40 Series, 50,000 shares........................................         5,000                  5,000
    $4.80 Series, 49,898 shares........................................         4,990                  4,990
                                                                           ----------             ----------
                                                                               31,763      1.2%       31,769      1.1%
                                                                           ----------    ------   ----------    ------
Cumulative shares outstanding; subject to mandatory redemption:
    $5.25 Series, 100,000 shares.......................................        10,000                 10,000
    $7.80 Series, 400,000 shares.......................................        40,000                 40,000
                                                                           ----------             ----------
                                                                               50,000      2.0%       50,000      1.8%
                                                                           ----------    ------   ----------    ------
MIDAMERICAN-OBLIGATED PREFERRED SECURITIES
MidAmerican-obligated mandatorily redeemable cumulative
  preferred  securities of subsidiary trust holding solely
  MidAmerican junior subordinated debentures:
    7.98% Series, 4,000,000 shares....................................        100,000      4.0%      100,000      3.6%
                                                                           ----------    ------   ----------    ------

LONG-TERM DEBT
MidAmerican mortgage bonds:
    5.05% Series, due 1998............................................              -                 49,100
    6.25% Series, due 1998............................................              -                 75,000
    7.875% Series, due 1999...........................................         60,000                 60,000
    6% Series, due 2000...............................................         35,000                 35,000
    6.75% Series, due 2000............................................         75,000                 75,000
    7.125% Series, due 2003...........................................        100,000                100,000
    7.70% Series, due 2004............................................         55,630                 60,000
    7% Series, due 2005...............................................         90,500                100,000
    7.375% Series, due 2008...........................................         75,000                 75,000
    8% Series, due 2022...............................................         50,000                 50,000
    7.45% Series, due 2023............................................          6,940                 26,500
    8.125% Series, due 2023...........................................        100,000                100,000
    6.95% Series, due 2025............................................         12,500                 21,500
MidAmerican pollution control revenue obligations:
    5.15% to 5.75% Series, due periodically through 2003..............          8,064                  8,424
    5.95% Series, due 2023 (secured by general mortgage bonds)........         29,030                 29,030


The accompanying notes are an integral part of these statements.


                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                                   AS OF DECEMBER 31
                                                                           ----------------------------------
                                                                              1997                   1996
                                                                           ----------             -----------
LONG-TERM DEBT (CONTINUED)
    Variable rate series -
       Due 2016 and 2017 (3.7% and 3.5%, respectively)................     $   37,600             $   37,600
       Due 2023 (secured by general mortgage
            bonds, 3.7% and 3.5%, respectively).......................         28,295                 28,295
       Due 2023 (3.7% and 3.5%, respectively).........................          6,850                  6,850
       Due 2024 (3.7% and 3.6%, respectively).........................         34,900                 34,900
       Due 2025 (3.7% and 3.5%, respectively).........................         12,750                 12,750
MidAmerican notes:
    8.75% Series, due 2002............................................            240                    240
    6.5% Series, due 2001.............................................        100,000                100,000
    6.4% Series, due 2003 through 2007................................          2,000                  2,000
    Obligation under capital lease....................................          2,104                  2,218
    Unamortized debt premium and discount, net........................         (3,192)                (4,009)
                                                                           ----------             ----------
       Total utility..................................................        919,211              1,085,398
                                                                           ----------             ----------

Nonregulated Subsidiaries Notes:
    7.34% Series, due 1998............................................              -                 20,000
    7.76% Series, due 1999............................................         45,000                 45,000
    8.52% Series, due 2000 through 2002...............................         70,000                 70,000
    8% Series, due annually through 2004..............................              -                    205
    Borrowings under unsecured revolving credit facility (6.2%).......              -                 64,000
    Borrowings under unsecured revolving credit facility (6.1%).......              -                 26,000
    Borrowings under unsecured revolving credit facility (6.1%).......              -                 84,500
                                                                           ----------             ----------
       Total nonregulated subsidiaries................................        115,000                309,705
                                                                           ----------             ----------
                                                                            1,034,211     41.1%    1,395,103     49.5%
                                                                           ----------    ------   ----------    ------

TOTAL CAPITALIZATION..................................................     $2,517,260    100.0%   $2,816,818    100.0%
                                                                           ==========    ======   ==========    ======


                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                 YEARS ENDED DECEMBER 31
                                                                          -------------------------------------
                                                                             1997         1996         1995
                                                                           ---------    ---------   ---------


BEGINNING OF YEAR....................................................      $ 440,971    $ 430,589   $ 426,683
                                                                           ---------    ---------   ---------

NET INCOME...........................................................        135,104      131,046     122,764
                                                                           ---------    ---------   ---------

DEDUCT (ADD):
Loss on repurchase of common shares..................................         49,174            -           -
Dividends declared on common shares of $1.20, $1.20 and
  $1.18 per share, respectively......................................        117,605      120,770     118,828
Other................................................................              -         (106)         30
                                                                           ---------    ---------   ----------
                                                                             166,779      120,664     118,858
                                                                           ---------    ---------   ---------

END OF YEAR..........................................................      $ 409,296    $ 440,971   $ 430,589
                                                                           =========    =========   =========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A) MERGER AND FORMATION OF THE COMPANY:

     MidAmerican Energy Holdings Company (Company or Holdings) is a holding company for MidAmerican Energy Company (MidAmerican), MidAmerican Capital Company (MidAmerican Capital) and Midwest Capital Group, Inc. (Midwest Capital). Prior to December 1, 1996, MidAmerican held the capital stock of MidAmerican Capital and Midwest Capital. Effective December 1, 1996, each share of MidAmerican common stock was exchanged for one share of Holdings common stock. As part of the transaction, MidAmerican distributed the capital stock of MidAmerican Capital and Midwest Capital to Holdings.

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

     Statement of Financial Accounting Standards (SFAS) No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is the discontinued applicability of SFAS 71. The majority of MidAmerican's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of restructuring legislation in Illinois. Thus, MidAmerican was required to write off regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. The net amount of such write-off's were immaterial. If other utility operations no longer meet the criteria of SFAS 71, MidAmerican would be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result. The following regulatory assets, primarily included in Other Assets in the Consolidated Balance Sheets, represent probable future revenue to MidAmerican because these costs are expected to be recovered in charges to utility customers (in thousands):


                                                    1997                 1996
                                                  --------             --------

     Deferred income taxes................        $143,851             $140,649
     Energy efficiency costs..............         111,471              112,244
     Debt refinancing costs...............          34,923               40,230
     FERC Order 636 transition costs.......          9,279               25,033
     Environmental costs...................         20,417               22,577
     Retirement benefit costs..............            595               11,025
     Enrichment facilities decommissioning.          8,781               11,089
     Unamortized costs of retired plant ...          5,771                8,953
     Other.................................          4,201                2,655
                                                  --------             --------
       Total...............................       $339,289             $374,455
                                                  ========             ========

     (D) REVENUE RECOGNITION:

     Revenues are recorded as services are rendered to customers. MidAmerican records unbilled revenues, and related energy costs, representing the estimated amount customers will be billed for services rendered between the meter-reading dates in a particular month and the end of such month. Accrued unbilled revenues were $80.2 million and $70.1 million at December 31, 1997 and 1996, respectively, and are included in Receivables on the Consolidated Balance Sheets.

     MidAmerican's Illinois and South Dakota jurisdictional sales, or approximately 11% of total retail electric sales, and the majority of its total retail gas sales are subject to adjustment clauses. These clauses allow MidAmerican to adjust the amounts charged for electric and gas service as the costs of gas, fuel for generation or purchased power change. The costs recovered in revenues through use of the adjustment clauses are charged to expense in the same period.

     (E) DEPRECIATION AND AMORTIZATION:

     MidAmerican's provisions for depreciation and amortization for its utility operations are based on straight-line composite rates. The average depreciation and amortization rates for the years ended December 31 were as follows:


                                      1997       1996          1995
                                      ----       ----          ----

     Electric....................     3.8%       3.8%          3.9%
     Gas.........................     3.4%       3.7%          3.7%


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

     An allowance for the estimated annual decommissioning costs of the Quad Cities Nuclear Power Station (Quad Cities) equal to the level of funding is included in depreciation expense. See Note 4(e) for additional information regarding decommissioning costs.

     (F) INVESTMENTS:

     Investments,   managed   primarily   through  the  Company's   nonregulated
subsidiaries, include the following amounts as of December 31 (in thousands):


                                                    1997         1996
                                                  --------     --------
     Investments:
     Marketable securities..................      $467,207     $219,890
     Equipment leases.......................        73,928       89,791
     Nuclear decommissioning trust fund.....        93,251       76,304
     Energy projects........................        21,180       24,467
     Special-purpose funds..................        10,057       44,863
     Real estate............................        42,424       45,457
     Corporate owned life insurance.........        33,471       27,395
     Coal transportation....................        14,516       18,623
     Communications.........................        10,000       56,333
     Security ..............................         8,551        5,367
     Other..................................        24,939       14,482
                                                  --------     --------
       Total.................................     $799,524     $622,972
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

     Net cash provided (used) from changes in working capital, net of effects from discontinued operations was as follows (in thousands):


                                             1997          1996          1995
                                           --------      --------      --------

     Receivables.......................    $ 34,544      $(84,802)     $(31,314)
     Inventories.......................       4,773        (5,629)        7,013
     Other current assets .............      (7,421)        6,732        (4,140)
     Accounts payable..................     (23,950)       47,751        15,903
     Taxes accrued.....................      10,375           356        (9,755)
     Interest accrued..................      (6,158)       (2,122)          (24)
     Other current liabilities.........      15,935       (16,038)        1,293
                                           --------     ---------      --------
       Total...........................    $ 28,098     $ (53,752)     $(21,024)
                                           ========     =========      ========

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

     Capital improvement costs prior to July 11, 1997, including carrying costs, were deferred, and are being amortized and recovered in rates over either a five-year period or the term of the NPPD contract. Beginning July 11, 1997, capital improvement costs are recovered currently from customers and are expensed as incurred.

     The fuel cost portion of the power purchase contract is included in Cost of Fuel, Energy and Capacity on the Consolidated Statements of Income. All other costs MidAmerican incurs in relation to its long-term power purchase contract with NPPD are included in Other Operating Expenses on the Consolidated Statements of Income.

     See Notes 4(d), 4(e) and 4(f) for additional information regarding the power purchase contract.

     (I) ACCOUNTING FOR DERIVATIVES:

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

     The preferred stocks are publicly traded securities and, as such, changes in their fair value are reported, net of income taxes, as a valuation allowance in shareholders' equity. Unrealized gains and losses on the associated put options are included in the determination of the fair value of the preferred stocks. The fair value of the put options, including unrealized gains and losses, included in the determination of the fair value of the preferred securities as of December 31, 1997 and 1996 was $1.9 million and $5.1 million, respectively. Realized gains and losses on the put options are included in Realized Gains and Losses on Securities, Net in the Consolidated Statements Income in the period the underlying hedged fixed rate preferred stocks are sold. At December 31, 1997, the Company held put options with a notional value of $3.2 million.

     2) Gas Futures Contracts and Swaps:

     The Company uses gas futures contracts and swap contracts to reduce its exposure to changes in the price of natural gas purchased to meet the needs of its customers and to manage margins on natural gas storage opportunities. Investments in natural gas futures contracts, which total $1.6 million and $0.8 million as of December 31, 1997 and 1996, are included in Receivables on the Consolidated Balance Sheets. Gains and losses on gas futures contracts that qualify for hedge accounting are deferred and reflected as adjustments to the carrying value of the hedged item or included in Other Assets on the Consolidated Balance Sheets until the underlying physical transaction is recorded if the instrument is used to hedge an anticipated future transaction. The net gain or loss on gas futures contracts is included in the determination of income in the same period as the expense for the physical delivery of the natural gas. Realized gains and losses on gas futures contracts and the net amounts exchanged or accrued under the natural gas swap contracts are included in Cost of Gas Sold, Other Net or Nonregulated-Costs of Sales consistent with the expense for the physical commodity. Deferred net gains (losses) related to the Company's gas futures contracts are $(0.4) million and $0.8 million as of December 31, 1997 and 1996, respectively.

     The Company periodically evaluates the effectiveness of its natural gas hedging programs. If a high degree of correlation between prices for the hedging instruments and prices for the physical delivery is not achieved, the contracts are recorded at fair value and the gains or losses are included in the determination of income. At December 31, 1997 the Company held the following hedging instruments:


                                                               Weighted average
                                              Notional volume    Market Value
                                                  (MMBtu)         (Per MMBtu)
                                              ---------------  ----------------
     Natural Gas Futures (Long)                  3,670,000          $2.277
     Natural Gas Futures (Short)                 1,670,000          $2.305
     Natural Gas Swaps (Fixed to Variable)       2,497,400
         Weighted average variable price                            $2.558
         Weighted average fixed price                               $3.114
     Natural Gas Swaps (Variable to Fixed)       6,806,952
         Weighted average variable price                            $2.536
         Weighted average fixed price                               $2.473


(2) LONG-TERM DEBT:

     The Company's sinking fund requirements and maturities of long-term debt for 1998 through 2002 are $145 million, $106 million, $134 million, $125 million and $25 million, respectively.

     The interest rate on the Company's Adjustable Rate Series Mortgage Bonds is reset every two years at 160 basis points over the average yield to maturity of 10-year Treasury securities. The rate was reset in 1997.

     The Company's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. The Company, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rates shown in the Consolidated Statements of Capitalization are the weighted average interest rates as of December 31, 1997 and 1996. The Company maintains dedicated revolving credit facility agreements or renewable lines of credit to provide liquidity for holders of these issues.

     Substantially all the former Iowa-Illinois utility property and franchises, and substantially all of the former Midwest Power electric utility property in Iowa, or approximately 82% of gross utility plant, is pledged to secure mortgage bonds.

     MidAmerican Capital has $64 million and $50 million unsecured revolving credit facility agreements which mature in 1998. Borrowings under these agreements may be on a fixed rate, floating rate or competitive bid rate basis. All subsidiary long-term borrowings outstanding at December 31, 1997, are without recourse to Holdings.

(3)  JOINTLY OWNED UTILITY PLANT:

     Under joint plant ownership agreements with other utilities, MidAmerican had undivided interests at December 31, 1997, in jointly owned generating plants as shown in the table below.

     The dollar amounts below represent MidAmerican's share in each jointly owned unit. Each participant has provided financing for its share of each unit. Operating Expenses on the Consolidated Statements of Income include MidAmerican's share of the expenses of these units (dollars in millions).


                                 Nuclear                      Coal fired
                                -----------   ------------------------------------------
                                                      Council
                                Quad Cities   Neal     Bluffs   Neal    Ottumwa   Louisa
                                 Units        Unit     Unit     Unit     Unit      Unit
                                No. 1 & 2     No. 3    No. 3    No.4     No. 1     No. 1
                                -----------   -----   -------   -----   -------   ------
     In service date                1972       1975     1978     1979      1981     1983
     Utility plant in service      $ 240      $ 128    $ 298    $ 159     $ 210    $ 531
     Accumulated depreciation      $  87      $  78    $ 164    $  87     $ 103    $ 235
     Unit capacity-MW              1,529        515      675      624       716      700
     Percent ownership             25.0%      72.0%    79.1%    40.6%     52.0%    88.0%


(4) COMMITMENTS AND CONTINGENCIES:

     (A) CAPITAL EXPENDITURES:

     Utility construction expenditures for 1998 are estimated to be $201 million, including $13 million for Quad Cities nuclear fuel. Nonregulated capital expenditures depend upon the availability of investment opportunities and other factors. During 1998, such expenditures are estimated to be approximately $10 million.

     (B) MANUFACTURED GAS PLANT FACILITIES:

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

     MidAmerican's present estimate of probable remediation costs for the sites discussed above as of December 31, 1997 is $21 million. This estimate has been recorded as a liability and a regulatory asset for future recovery. The ICC has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. MidAmerican's present rates in Iowa provide for a fixed annual recovery of MGP costs. MidAmerican intends to pursue recovery of the remediation costs from other PRPs and its insurance carriers.

     The estimate of probable remediation costs is established on a site specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether MidAmerican has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. If so, the costs of performing a preliminary investigation and the costs of removing known contaminated soil are accrued. As the investigation is performed and if it is determined remedial action is required, the best estimate of remediation costs is accrued. If necessary, the estimate is revised when a consent order is issued. The estimated recorded liabilities for these properties include incremental direct costs of the remediation effort, costs for future monitoring at sites and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries.

     Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican's financial position or results of operations.

     (C) CLEAN AIR ACT:

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

     Following recommendations provided by the Ozone Transport Assessment Group, the EPA, in November 1997, issued a Notice of Proposed Rulemaking which identified 22 states and the District of Columbia as making significant contribution to nonattainment of NAAQS for ozone. Iowa is not subject to these emissions reduction requirements as EPA's rule is currently drafted, and, as such, MidAmerican does not anticipate that its facilities will be subject to additional emissions reductions as a result of this initiative. The EPA anticipates issuing its final rules in September 1998. MidAmerican will continue to closely monitor this rulemaking proceeding.

     (D) LONG-TERM POWER PURCHASE CONTRACT:

     Payments to NPPD cover one-half of the fixed and operating costs of Cooper (excluding depreciation but including debt service) and MidAmerican's share of nuclear fuel cost (including nuclear fuel disposal) based on energy delivered. The debt service portion is approximately $1.5 million per month for 1998 and is not contingent upon the plant being in service. In addition, MidAmerican pays one-half of NPPD's decommissioning funding related to Cooper.

     The debt amortization and Department of Energy (DOE) enrichment plant decontamination and decommissioning component of MidAmerican's payments to NPPD were $13.8 million, $14.5 million and $12.0 million and the net interest component was $3.8 million, $3.6 million and $4.6 million each for the years 1997, 1996 and 1995, respectively.

     MidAmerican's payments for the debt principal portion of the power purchase contract obligation and the DOE enrichment plant decontamination and decommissioning payments are $14.4 million, $15.0 million, $15.8 million, $16.6 million, $17.4 million and $18.3 million for 1998 through 2003, respectively.

     (E) DECOMMISSIONING COSTS:

     Based on site-specific decommissioning studies that include decontamination, dismantling, site restoration and dry fuel storage cost, MidAmerican's share of expected decommissioning costs for Cooper and Quad Cities, in 1997 dollars, is $247 million and $230 million, respectively. In Illinois, nuclear decommissioning costs are included in customer billings through a mechanism that permits annual adjustments. Such costs are reflected as base rates in Iowa tariffs.

     For purposes of developing a decommissioning funding plan for Cooper, NPPD assumes that decommissioning costs will escalate at an annual rate of 4.0%. Although Cooper's operating license expires in 2014, the funding plan assumes decommissioning will start in 2004, the anticipated plant shutdown date.

     As of December 31, 1997, MidAmerican's share of funds set aside by NPPD in internal and external accounts for decommissioning was $78.2 million. In addition, the funding plan also assumes various funds and reserves currently held to satisfy NPPD bond resolution requirements will be available for plant decommissioning costs after the bonds are retired in early 2004. The funding schedule assumes a long-term return on funds in the trust of 6.75% annually. Certain funds will be required to be invested on a short-term basis when decommissioning begins and are assumed to earn at a rate of 4.0% annually. NPPD is recognizing decommissioning costs over the life of the power sales contract. MidAmerican makes payments to NPPD related to decommissioning Cooper. These payments are included in MidAmerican's power purchase costs. The Cooper decommissioning component of MidAmerican's payments to NPPD was $11.3 million, $9.9 million and $8.9 million for the years 1997, 1996, and 1995, respectively, and is included in Other Operating Expenses in the Consolidated Statements of Income. Earnings from the internal and external trust funds, which are recognized by NPPD as the owner of the plant, are tax exempt and serve to reduce future funding requirements.

     External trusts have been established for the investment of funds for decommissioning the Quad Cities units. The total accrued balance as of December 31, 1997, was $93.3 million and is included in Other Liabilities and a like amount is reflected in Investments and represents the value of the assets held in the trusts.

     MidAmerican's provision for depreciation included costs for Quad Cities nuclear decommissioning of $9.8 million, $8.6 million and $8.6 million for 1997, 1996 and 1995, respectively. The provision charged to expense is equal to the funding that is being collected in rates. The decommissioning funding component of MidAmerican's Illinois tariffs assumes decommissioning costs, related to the Quad Cities unit, will escalate at an annual rate of 5.3% and the assumed annual return on funds in the trust is 6.5%. The Quad Cities decommissioning funding component of MidAmerican's Iowa tariffs assumes decommissioning costs will escalate at an annual rate of 6.3% and the assumed annual return on funds in the trust is 6.5%. Earnings on the assets in the trust fund were $5.0 million, $3.5 million and $2.5 million for 1997, 1996 and 1995, respectively.

     (F) NUCLEAR INSURANCE:

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

     The property coverage provides for property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning. For Quad Cities, Commonwealth Edison purchases primary and excess property insurance protection for the combined interest in Quad Cities totalling $2.1 billion. For Cooper, NPPD purchases primary property insurance in the amount of $500 million. Additionally, MidAmerican and NPPD separately purchase coverage for their respective obligation of $1.125 billion each in excess of the $500 million primary layer purchased by NPPD. This structure provides that both MidAmerican and NPPD are covered for their respective 50% obligation in the event of a loss totalling $2.75 billion. MidAmerican also directly purchases extra expense/business interruption coverage to cover the cost of replacement power and/or other continuing costs in the event of a covered accidental outage at Cooper or Quad Cities. The coverages purchased directly by MidAmerican, and the primary and excess property coverages purchased by Commonwealth Edison, contain provisions for retrospective premium assessments should two or more full policy-limit losses occur in one policy year. Currently, the maximum retrospective amounts that could be assessed against MidAmerican from industry mutual insurance companies for its obligations associated with Cooper and Quad Cities combined total $11.6 million.

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

     (G) COAL AND NATURAL GAS CONTRACT COMMITMENTS:

     MidAmerican has entered into supply and related transportation contracts for its fossil fueled generating stations. The contracts, with expiration dates ranging from 1998 to 2003, require minimum payments of $132.2 million, $88.8 million, $57.8 million, $26.3 million and $3.1 million and $3.1 million for the years 1998 through 2003, respectively. The Company expects to supplement these coal contracts with spot market purchases to fulfill its future fossil fuel needs.

     The Company has entered into various natural gas supply and transportation contracts for its utility operations. The minimum commitments under these contracts are $88 million, $63 million, $37 million, $32 million and $16 million for the years 1998 through 2002, respectively, and $76 million for the total of the years thereafter. During 1993 FERC Order 636 became effective, requiring interstate pipelines to restructure their services. The pipeline will recover the transition costs related to Order 636 from the local distribution companies. The Company has recorded a liability and regulatory asset for the transition costs which are being recovered by the Company through the purchased gas adjustment clause. The unrecovered balance recorded by the Company as of December 31, 1997, was $9.3 million.

(5)  COMMON SHAREHOLDERS' EQUITY:

     Common shares outstanding changed during the years ended December 31 as shown in the table below (in thousands):


                                                            1997                     1996                   1995
                                                  ---------------------    --------------------   --------------------
                                                   Amount       Shares       Amount     Shares      Amount      Shares
                                                  ---------     -------    ---------    -------   ---------    --------

     Balance, beginning of year ...............   $ 801,431     100,752    $ 801,227    100,752   $ 786,420     99,687

     Changes due to:
       Repurchase of common shares ............     (47,444)     (5,451)           -          -           -          -
       Issuance of common shares ..............           -           -            -          -      15,083      1,065
       Stock options ..........................         210           -          623          -           -          -
       Capital stock expense ..................        (289)          -         (419)         -        (276)         -
       Other ..................................         (35)          -            -          -           -          -
                                                  ---------    --------    ---------    -------   ---------    -------
       Balance, end of year ...................   $ 753,873      95,301    $ 801,431    100,752   $ 801,227    100,752
                                                  =========    ========    =========    =======   =========    =======

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

     Net periodic pension cost includes the following components for the years ended December 31 (in thousands):

                                                         1997        1996        1995
                                                       ---------   ---------   ---------
     Service cost-benefit earned during the period .   $ 10,092    $ 12,323    $  9,817
     Interest cost on projected benefit obligation .     29,623      31,109      27,934
     Decrease in pension costs from actual
      return on assets .............................    (79,580)    (58,460)    (63,593)
     Net amortization and deferral .................     39,446      26,223      32,126
     One-time charge ...............................          -           -      15,683
     Regulatory deferral of incurred cost ..........      5,423         568     (10,470)
                                                       --------    --------    --------
     Net periodic pension cost .....................   $  5,004    $ 11,763    $ 11,497
                                                       ========    ========    ========

     During 1995, the Company incurred a one-time charge of $15.7 million related to the early retirement portion of its restructuring plan. Of such cost, $3.0 million was charged to expense and the remaining amount was deferred for future recovery through the regulatory process.

     The plan assets are stated at fair market value and are primarily comprised of insurance contracts, United States government debt and corporate equity securities. The plans in which accumulated benefits exceed assets consist entirely of nonqualified defined benefit plans. Although the plans have no assets, the Company purchases corporate owned life insurance to provide funding for the future cash requirements. The cash value of such insurance was $21.5 million and $17.3 million at December 31, 1997 and 1996, respectively. The following table presents the funding status of the plans and amounts recognized in the Consolidated Balance Sheets as of December 31 (dollars in thousands):


                                                                Plans in Which:
                                                  ----------------------------------------------
                                                      Assets Exceed         Accumulated Benefits
                                                   Accumulated Benefits          Exceed Assets
                                                  ----------------------    --------------------
                                                     1997         1996         1997        1996
                                                  ---------    ---------    --------    --------
Actuarial present value of benefit obligations:
   Vested benefit obligation ..................   $(325,770)   $(298,237)   $(40,080)   $(36,574)
   Nonvested benefit obligation ...............      (3,623)      (3,454)       (242)     (1,925)
                                                  ---------    ---------    --------    --------
   Accumulated benefit obligation .............    (329,393)    (301,691)    (40,322)    (38,499)
   Provision for future pay increases .........     (52,027)     (79,790)     (8,301)     (8,733)
                                                  ---------    ---------    --------    --------
   Projected benefit obligation ...............    (381,420)    (381,481)    (48,623)    (47,232)

Plan assets at fair value .....................     483,668      427,828           -           -
                                                  ---------    ---------    --------    --------
Projected benefit obligation (greater) less
   than plan assets ...........................     102,248       46,347     (48,623)    (47,232)

Unrecognized prior service cost ...............         592       18,636      21,147      21,544
Unrecognized net loss (gain) ..................     (93,770)     (63,173)     (1,281)         --
Unrecognized net transition asset .............     (16,339)     (18,929)         --          --
   Other ......................................          --           --     (11,565)    (12,811)
                                                  ---------    ---------    --------    --------
Pension liability recognized in the
   Consolidated Balance Sheets ................   $  (7,269)   $ (17,119)   $(40,322)   $(38,499)
                                                  =========    =========    ========    ========


                                                        1997                    1996
                                                       -----                   -----
Assumptions used were:
Discount rate................................           7.0%                    7.5%
Rate of increase in compensation levels......           5.0%                    5.0%
Weighted average expected long-term
    rate of return on assets.................           9.0%                    9.0%

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

     Net periodic postretirement benefit cost includes the following components for the year ended December 31 (in thousands):


                                                              1997        1996        1995
                                                            --------    --------    --------

     Service cost-benefit earned during the period ......   $  2,680    $  2,118    $  1,583
     Interest cost ......................................      8,822       8,341       7,185
     Increase (decrease) in benefit cost from
       actual return on assets ..........................     (2,285)     (1,598)     (2,090)
     Amortization of unrecognized transition obligation .      5,291       5,291       5,291
     Amortization of unrecognized service cost ..........        650           -           -
     Amortization of unrecognized prior year (loss) .....       (298)          -           -
     Other ..............................................       (288)       (297)       (262)
     One-time charge for early retirement ...............          -           -       4,353
     Regulatory recognition of incurred cost ............      4,888       5,112       5,140
                                                            --------    --------    --------
     Net periodic postretirement benefit cost ...........   $ 19,460    $ 18,967    $ 21,200
                                                            ========    ========    ========

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

     The Company has established external trust funds to meet its expected postretirement benefit obligations. The trust funds are comprised primarily of guaranteed rate investment accounts and money market investment accounts. A reconciliation of the funded status of the plan to the amounts realized as of December 31 is presented below (dollars in thousands):


                                                                      1997          1996
                                                                   ---------     ---------
     Accumulated present value of benefit obligations:
        Retiree benefit obligation .............................   $ (74,534)    $ (78,935)
        Active employees fully eligible for benefits ...........      (6,466)       (2,798)
        Other active employees .................................     (46,347)      (34,772)
                                                                   ---------     ---------
        Accumulated benefit obligation .........................    (127,347)     (116,505)
      Plan assets at fair value ................................      52,174        36,783
                                                                   ---------     ---------
      Accumulated benefit obligation greater than plan assets ..     (75,173)      (79,722)
      Unrecognized net gain ....................................     (11,248)       (8,810)
      Prior service cost .......................................       8,277             -
      Unrecognized transition obligation .......................      79,370        84,662
                                                                   ---------     ---------
      Postretirement benefit liability recognized in the
        Consolidated Balance Sheets ............................   $   1,226     $  (3,870)
                                                                   =========     =========
      Assumptions used were:
        Discount rate ..........................................         7.0%          7.5%
        Weighted average expected long-term rate of return
           on assets (after taxes) .............................         6.5%          6.7%


     For purposes of calculating the postretirement benefit obligation, it is assumed health care costs for covered individuals prior to age 65 will increase by 10.0% in 1998, and that the rate of increase thereafter will decline by 1.0% annually to an ultimate rate of 5.5% by the year 2003. For covered individuals age 65 and older, it is assumed health care costs will increase by 7.0% in 1998, and that the rate of increase thereafter will decline by 1.0% annually to an ultimate rate of 5.5% by the year 2000.

     If the assumed health care trend rates used to measure the expected cost of benefits covered by the plans were increased by 1%, the total service and interest cost would increase by $1.8 million and the accumulated postretirement benefit obligation would increase by $15.4 million.

     The Company sponsors defined contribution pension plans (401(k) plans) covering substantially all employees. The Company's contributions to the plans, which are based on the participants' level of contribution and cannot exceed four percent of the participants' salaries or wages, were $4.6 million, $4.4 million and $3.7 million for 1997, 1996 and 1995, respectively.

(7)  STOCK-BASED COMPENSATION PLANS:

     The company has stock-based compensation arrangements as described below. The company accounts for these plans under Accounting Principles Board Opinion No. 25 and the related interpretations. The total compensation cost recognized in income for stock-based compensation awards was $1.3 million, $0.6 million, and $1.8 million for 1997, 1996, and 1995 respectively. Had the company used Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), pro-forma net income for common stock would be $135.3 million, $130.9 million, and $122.6 million, while earnings per share would be $1.38, $1.30, and $1.22 for the years ended 1997, 1996, and 1995 respectively.

     Stock options and performance share awards have been granted pursuant to the MidAmerican Energy Company 1995 Long-Term Incentive Plan (the "Plan"). Up to four million shares are authorized to be granted under the Plan.

STOCK OPTIONS - Under the Plan, the Board of Directors have granted options to purchase shares of MidAmerican Holdings common stock (the "Options") at the fair market value of the shares on the date of the grant. The options vest over a 4-year period at a rate of 25% per year and expire ten years after the date of grant. Stock option activity for 1997, 1996, and 1995 is summarized as follows:


                                          1997                      1996                      1995
                                  ----------------------   -----------------------   -------------------------
                                                Weighted                  Weighted                   Weighted
                                                Average                   Average                    Average
                                                Exercise                  Exercise                   Exercise
                                   Number        Price       Number        Price       Number          Price
                                  -------       --------    -------       --------    -------         -------
Outstanding, beginning of year    800,000         $14.66    700,000         $14.50          -              -
Granted                            46,666         $17.36    100,000         $15.75    700,000         $14.50
Exercised                         165,000         $14.58          -              -          -              -
Forfeited                         115,000         $14.93          -              -          -              -
Expired                                 -              -          -              -          -
Outstanding, end of year          566,666         $15.12    800,000         $14.66    700,000         $14.50
Exercisable, end of year          315,000         $14.54    175,000         $14.50          -              -

Weighted average fair value of
  options granted during year              $1.66                     $1.48                     $1.58


The fair value of the options granted were estimated as of the date of the grant using the Black-Scholes option pricing model. The model assumed:


                                      1997          1996           1995
                                   ---------     ----------     ----------

Dividend rate per share            $   1.20      $    1.20      $    1.20
Expected volatility                   16.55%         17.62%           23%
Expected life                      10 Years       10 Years      10 Years
Risk free interest rate                6.14%          6.53%         6.28%


The options outstanding at December 31, 1997 have an exercise price range of $14.50 to $17.785, with a weighted average contractual life of 8.25 years.

PERFORMANCE SHARES - Under the Plan, participants are granted contingent shares of common stock. The shares are contingent upon the attainment of specified performance measures within a 3-year performance period. During the performance period, the participant is entitled to receive dividends and vote the stock. The stock is vested upon achievement of the performance measures. If the specified criteria is not met within the 3-year performance period, the shares are forfeited. The following table provides certain information regarding contingent performance incentive shares granted under the Plan:


                                               1997          1996        1995
                                            ---------     ---------    ---------
Number of performance shares granted           77,105        68,189       86,277
Fair value at date of grant (in thousands)  $   1,335     $   1,176    $   1,251
Weighted average per share amounts          $ 17.3125     $ 17.2500    $ 14.5000
End of performance period                   6/30/2000       6/30/99      6/30/98

In addition, the company has granted 800 restricted shares to each non-employee director in 1997, 1996 and 1995. Non-employee directors are restricted from disposing of granted shares until such time as they cease to be a director of the company. The following table provides certain information regarding the directors restricted shares granted under the Plan.

                                               1997        1996        1995
                                             --------    --------    --------
Number of shares granted                       11,200      12,000      13,600
Fair value at date of grant (in thousands)   $    194    $    207    $    197
Weighted average price per share amounts     $17.3125    $17.2500    $14.5000

EMPLOYEE STOCK OWNERSHIP PLAN - Employees of the Company are allowed to purchase company stock up to the lesser of 15% or $25,000 of their annual compensation at a 15% discount. The number of shares acquired by employees under the plan were 140,943, 150,899, and 182,707 in 1997, 1996 and 1995, respectively. The Company currently acquires shares in the open market for this plan. Participants who purchase shares under the Plan are required to hold purchased shares for 180 days.

(8)  SHORT-TERM BORROWING:

        Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

                                                              1997        1996        1995
                                                            ---------   ---------   ----------
     Balance at year-end                                    $138,054    $161,990    $184,800
     Weighted average interest rate
      on year-end balance                                        5.9%        5.4%        5.7%
     Average daily amount outstanding
      during the year                                       $117,482    $151,318    $114,036
     Weighted average interest rate on average daily
      amount outstanding during the year                         5.7%        5.5%        6.0%

     MidAmerican has authority from FERC to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of December 31, 1997, MidAmerican had a $250 million revolving credit facility agreement and a $10 million line of credit and Holdings had lines of credit totaling $120 million. MidAmerican's commercial paper borrowings are supported by the revolving credit facility and the line of credit.

(9)  RATE MATTERS:

     As a result of a negotiated settlement in Illinois, MidAmerican reduced its Illinois electric service rates by annual amounts of $13.1 million and $2.4 million, effective November 3, 1996, and June 1, 1997, respectively.

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

     In addition, the agreement accepted MidAmerican's proposal to eliminate the Iowa energy adjustment clause (EAC) which was the mechanism through which fuel costs were collected from Iowa customers prior to July 11, 1997. The EAC flows the cost of fuel to customers on a current basis, and thus, fuel costs had little impact on net income. Prospectively, base rates for Iowa customers will include a factor for recovery of a representative level of fuel costs. To the extent actual fuel costs vary from that factor, pre-tax earnings will be impacted. The fuel cost factor will be reviewed in February 1999 and adjusted prospectively if actual 1998 fuel costs vary 15% above or below the factor included in base rates.

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

     The agreement also provides that MidAmerican will develop a pilot program for a market access service which allows customers with at least 4 MW of load to choose energy suppliers. The pilot program, which is subject to approval by the IUB and the Federal Energy Regulatory Commission (FERC), is limited to 60 MW of participation the first year and can be expanded by 15 MW annually until the conclusion of the program. Any loss of revenues associated with the pilot program will be considered part of the $10 million annual reduction for commercial and industrial customers as described above, but may not be recovered from other customer classes. The program was filed with the IUB and the FERC in September 1997. The Company anticipates that the necessary approvals will be received before the end of the second quarter of 1998.

(10)  DISCONTINUED OPERATIONS:

     In the third quarter of 1996, the Company announced the discontinuation of certain nonstrategic businesses in support of its strategy of becoming the leading regional energy and complementary services provider. In November of 1996, the Company signed a definitive agreement with KCS Energy, Inc. (KCS) to sell an oil and gas exploration and development subsidiary and completed the sale on January 3, 1997. The Company recorded an after-tax loss of $7.1 million for the disposition in 1996 and an additional $0.9 million in 1997. In October 1997, the company sold its subsidiary that developed and continues to operate a computerized information system facilitating the real-time exchange of power in the electric industry. The Company recorded a $4.0 million estimated after-tax loss on disposal in the third quarter of 1996 and an additional $3.2 million in September 1997. In addition, in the third quarter of 1996 the Company received a final settlement from the sale of a coal mining subsidiary which was reflected as a discontinued operation by a predecessor company in 1982. The final settlement, which resulted in an after-tax loss of $3.3 million, included the reacquisition of preferred equity by the buyer and the settlement of reclamation reserves.

     Proceeds received from the disposition of the oil and gas subsidiary included $210 million in cash and 870,000 warrants, after a stock split in 1997, to purchase KCS common stock. The warrants were valued at $6 million. Proceeds received from the disposition of the subsidiary that operates a computerized information system for the exchange of power in the electric industry included an unsecured note receivable for $0.7 million and warrants to purchase twenty percent of the acquirer which have been valued at zero. Proceeds received from the disposition of the coal mining subsidiary settlement were $15 million. Net assets of the discontinued operations are separately presented on the Consolidated Balance Sheets as Investment in Discontinued Operations.

     Revenues from discontinued activities, as well as the results of operations and the estimated loss on the disposal of discontinued operations for the years ended December 31 are as follows (in thousands):

                                              1997        1996         1995
                                            --------    ---------    --------

     OPERATING REVENUES .................   $      -    $ 233,952    $ 81,637
                                            ========    =========    ========

     INCOME FROM OPERATIONS
     Income (loss) before income taxes ..   $   (200)   $   1,638    $  4,704
     Income tax benefit (expense) .......         82          479      (1,645)
                                            --------    ---------    --------
     Income (loss) from Operations ......   $   (118)   $   2,117    $  3,059
                                            ========    =========    ========

     LOSS ON DISPOSAL
     Income (loss) before income taxes ..   $(10,106)   $   9,047    $      -
     Income tax benefit (expense) .......      5,996      (23,879)          -
                                            --------    ---------    --------
     Loss on disposal ...................   $ (4,110)   $ (14,832    $      -
                                            ========    =========    ========

(11)  CONCENTRATION OF CREDIT RISK:

     The Company's electric utility operations serve 560,000 customers in Iowa, 85,000 customers in western Illinois and 3,000 customers in southeastern South Dakota. The Company's gas utility operations serve 486,000 customers in Iowa, 65,000 customers in western Illinois, 63,000 customers in southeastern South Dakota and 4,000 customers in northeastern Nebraska. The largest communities served by the Company are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South Dakota. The Company's utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 1997, billed receivables from the Company's utility customers totalled $14.8 million. As described in Note 18, billed receivables related to utility services have been sold to a wholly owned unconsolidated subsidiary.

     MidAmerican Capital has investments in preferred stocks of companies in the utility industry. As of December 31, 1997, the total cost of these investments was $96 million.

     MidAmerican Capital has entered into leveraged lease agreements with companies in the airline industry. As of December 31, 1997, the receivables under these agreements totalled $35 million.

(12)  PREFERRED SHARES:

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

     The total outstanding cumulative preferred stock of MidAmerican not subject to mandatory redemption requirements may be redeemed at the option of the Company at prices which, in the aggregate, total $31.8 million. The aggregate total the holders of all preferred stock outstanding at December 31, 1997, are entitled to upon involuntary bankruptcy is $181.8 million plus accrued dividends. Annual dividend requirements for all preferred stock outstanding at December 31, 1997, total $12.9 million.

(13)  SEGMENT INFORMATION:

     Information related to segments of the Company's business is as follows for the years ended December 31 (in thousands):


                                                        1997         1996         1995
                                                     ----------   ----------   -----------
     UTILITY
     Electric:
       Operating revenues ........................   $1,126,300   $1,099,008   $ 1,094,647
       Cost of fuel, energy and capacity .........      235,760      234,317       230,261
       Depreciation and amortization expense .....      145,931      140,939       136,324
       Other operating expenses ..................      502,109      424,594       459,344
                                                     ----------   ----------   -----------
       Operating income ..........................   $  242,500   $  299,158   $   268,718
                                                     ==========   ==========   ===========
     Gas:
       Operating revenues ........................   $  536,306   $  536,753   $   459,588
       Cost of gas sold ..........................      346,016      345,014       279,025
       Depreciation and amortization expense .....       24,609       23,653        22,626
       Other operating expenses ..................      127,092      106,831       122,017
                                                     ----------   ----------   -----------
       Operating income ..........................   $   38,589   $   61,255   $    35,920
                                                     ==========   ==========   ===========

     Operating income ............................   $  281,089   $  360,413   $   304,638
     Other income (expense) ......................       14,699        3,998        (4,074)
     Fixed charges ...............................      100,018       96,753        92,036
                                                     ----------   ----------   -----------
     Income from continuing operations
      before income taxes ........................      195,770      267,658       208,528
     Income taxes ................................       76,317      112,927        84,098
                                                     ----------   ----------   -----------
     Income from continuing operations ...........   $  119,453   $  154,731   $   124,430
                                                     ==========   ==========   ===========

     Capital Expenditures-
      Electric ...................................   $  128,544   $  116,243   $   133,490
      Gas ........................................   $   38,388   $   37,955   $    57,281


                                                        1997         1996         1995
                                                     ----------   ----------   -----------
     NONREGULATED
      Revenues ...................................   $  259,675   $  236,851   $    95,106
      Cost of sales ..............................      240,182      218,256        70,351
      Depreciation and amortization ..............        3,436        4,854         6,010
      Other operating expenses ...................       26,640       30,516        31,029
                                                     ----------   ----------   -----------
      Operating income (loss) ....................      (10,583)     (16,775)      (12,284)
      Other income ...............................       34,320       14,874        15,734
      Fixed charges ..............................       11,785       23,574        25,470
                                                     ----------   ----------   -----------
      Income (loss) from continuing operations
        before income taxes ......................       11,952      (25,475)      (22,020)
      Income taxes ...............................       (7,927)     (14,505)      (17,295)
                                                     ----------   ----------   -----------
      Income (loss) from continuing operations ...   $   19,879   $  (10,970)  $    (4,725)
                                                     ==========   ==========   ===========

      Capital expenditures .......................   $   14,066   $   55,788   $    12,881

                                                        1997         1996         1995
                                                     ----------   ----------   -----------
     ASSET INFORMATION
     Identifiable utility assets:
       Electric (a) ..............................   $2,825,573   $2,954,324   $ 2,947,832
       Gas (a) ...................................      677,991      692,993       699,539
     Used in overall utility operations ..........       11,341      114,545        30,084
     Nonregulated ................................      763,186      593,666       615,342
     Investment in discontinued operations .......            -      166,320       177,300
                                                     ----------   ----------   -----------
        Total assets .............................   $4,278,091   $4,521,848   $ 4,470,097
                                                     ==========   ==========   ===========


     (a) Utility plant less accumulated provision for depreciation, receivables, inventories, nuclear decommissioning trust fund and regulatory assets.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

     The following table presents the carrying amount and estimated fair value of certain financial instruments as of December 31 (in thousands):


                                                                    1997                      1996
                                                          -----------------------   ---------------------------
                                                           Carrying      Fair        Carrying       Fair
                                                            Amount       Value        Amount       Value
                                                          ----------   ----------   ----------   ----------
     Financial Instruments Owned by the Company:
       Equity investments carried at cost .............   $   33,979   $   36,491   $   95,339   $  273,311

     Financial Instruments Issued by the Company:
       MidAmerican preferred securities; subject
          to mandatory redemption .....................   $   50,000   $   53,650   $   50,000   $   52,920
       MidAmerican-obligated preferred securities;
          subject to mandatory redemption .............   $  100,000   $  104,250   $  100,000   $  100,490
       Long-term debt, including current portion ......   $1,178,769   $1,214,951   $1,474,701   $1,522,500

     Included in investments on the Consolidated Balance Sheets is the Company's investment in common stock of McLeodUSA Incorporated (McLeodUSA). McLeodUSA common stock has been publicly traded since June 14, 1996. Investor agreements related to McLeodUSA's initial public offering and subsequent merger with Consolidated Communications Inc. prohibit the Company from selling or otherwise disposing of any of the common stock of McLeodUSA prior to September 24, 1998, without approval of McLeodUSA's board of directors. As a result of the agreements, the Company's investment was considered restricted stock and as such, was recorded at cost in all periods prior to September 1997. Beginning in September 1997, the investment is no longer considered restricted for accounting purposes and is recorded at fair value. At December 31, 1997 the cost and fair value of the McLeodUSA investment were $45.2 million and $257.9 million, respectively. The unrealized gain is recorded, net of income taxes, as a valuation allowance in common shareholders' equity. At December 31, 1997, the net unrealized gain and deferred income taxes for this investment were $212.7 million and $74.4 million, respectively.

     The amortized cost, gross unrealized gain and losses and estimated fair value of investments in debt and equity securities at December 31 are as follows (in thousands):


                                                             1997
                                        Amortized   Unrealized   Unrealized    Fair
                                          Cost        Gains       Losses      Value
                                        ---------   ----------   ----------   --------
     Available-for-sale:
      Equity securities .............   $257,316   $ 226,747    $ (10,522)   $473,541
      Municipal bonds ...............     35,217       2,116           (1)     37,332
      U. S. Government securities ...     18,753         800           (4)     19,549
      Corporate securities ..........     13,579         222           (3)     13,798
      Cash equivalents ..............      9,862           -            -       9,862
                                        --------   ---------    ---------    --------
                                        $334,727   $ 229,885    $ (10,530)   $554,082
                                        ========   =========    =========    ========
     Held-to-maturity:
      Equity securities .............   $  6,376     $     -     $      -    $  6,376
      Debt securities ...............      4,567         345            -       4,912
                                        --------   ---------    ---------    --------
                                        $ 10,943   $     345     $      -    $ 11,288
                                        ========   =========    =========    ========

                                                             1996
                                        Amortized  Unrealized   Unrealized     Fair
                                          Cost       Gains        Losses       Value
                                        --------   ---------    ---------    --------
     Available-for-sale:
       Equity securities ............   $208,226   $   4,883    $  (8,325)   $204,784
       Municipal bonds ..............     41,800       3,041         (356)     44,485
       U.S. Government securities ...     26,814         137         (157)     26,794
       Cash equivalents .............     11,152           -            -      11,152
                                        --------   ---------    ---------    --------
                                        $287,992   $   8,061    $  (8,838)   $287,215
                                        ========   =========    =========    ========

     Held-to-maturity:
       Equity securities ............   $  6,435   $       -    $    (196)   $  6,239
       Debt securities ..............     15,445         252            -      15,697
                                        --------   ---------    ---------    --------
                                        $ 21,880   $     252    $    (196)   $ 21,936
                                        ========   =========    =========    ========

     At December 31, 1997, the debt securities held by the Company had the following maturities (in thousands):


                                       Available for Sale            Held to Maturity
                                    ------------------------      ----------------------
                                    Amortized        Fair         Amortized       Fair
                                        Cost          Value          Cost          Value
                                      -------        -------        ------        ------
     Within 1 year                    $ 2,971        $ 2,987        $1,718        $2,014
     1 through 5 years                 14,057         14,377         2,137         2,143
     5 through 10 years                26,821         28,119           139           147
     Over 10 years                     23,700         25,196           573           608

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

     The proceeds and the gross realized gains and losses on the disposition of investments held by the Company for the years ended December 31, are as follows (in thousands):


                                            1997          1996          1995
                                          --------      --------      --------

     Proceeds from sales...............   $211,691      $250,772      $106,910
     Gross realized gains..............     14,320         9,920         3,923
     Gross realized losses.............     (6,480)       (7,950)       (3,082)

(15)  INCOME TAX EXPENSE:

     Income tax expense from continuing operations includes the following for the years ended December 31 (in thousands):


                                         1997          1996          1995
                                       ---------     ---------     --------
     Current
      Federal .....................    $  91,627     $  80,165     $ 54,430
      State .......................       21,619        22,100       13,330
                                       ---------     ---------     --------
                                         113,246       102,265       67,760
                                       ---------     ---------     --------
     Deferred
      Federal .....................      (29,257)        2,627        5,750
      State .......................       (8,242)         (264)       1,470
                                       ---------     ---------     --------
                                         (37,499)        2,363        7,220

     Investment tax credit, net ...       (7,357)       (6,206)      (8,177)
                                       ---------     ---------     --------
       Total ......................    $  68,390     $  98,422     $ 66,803
                                       =========     =========     ========

        Included in Deferred Income Taxes in the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                        1997        1996
                                                      --------    --------
     Deferred tax assets
      Related to:
        Investment tax credits ................       $ 55,998    $ 61,349
        Unrealized losses .....................          7,880      12,034
        Pensions ..............................         17,339      17,648
        AMT credit carry forward ..............              -      10,188
        Nuclear reserves and decommissioning ..         15,287       8,233
        Other .................................          1,589       5,839
                                                      --------    --------

           Total ..............................       $ 98,093    $115,291
                                                      ========    ========


                                                        1997        1996
                                                      --------    --------
     Deferred tax liabilities
      Related to:
        Depreciable property ..................       $504,594    $545,459
        Income taxes recoverable
           through future rates ...............        197,877     201,998
        Unrealized gains ......................         81,501           -
        Energy efficiency .....................         40,902      44,734
        Reacquired debt .......................         15,346      14,265
        FERC Order 636 ........................          2,857       9,023
        Other .................................         16,811      22,112
                                                      --------    --------
          Total ...............................       $859,888    $837,591
                                                      ========    ========

     The following table is a reconciliation between the effective income tax rate, before preferred stock dividends of subsidiary, indicated by the Consolidated Statements of Income and the statutory federal income tax rate for the years ended December 31:


                                                     1997       1996       1995
                                                     ----       ----       ----
     Effective federal and state
      income tax rate ..........................       31%        39%        34%
     Amortization of investment tax credit .....        3          2          4
     State income tax, net of federal income
      tax benefit ..............................       (4)        (6)        (5)
     Dividends received deduction ..............        2          2          2
     Other .....................................        3         (2)         -
                                                     ----       ----       ----
     Statutory federal income tax rate .........       35%        35%        35%
                                                     ====       ====       ====

(16)  INVENTORIES:

     Inventories include the following amounts as of December 31 (in thousands):


                                                    1997          1996
                                                   -------       -------

     Materials and supplies, at average cost..     $31,425       $32,222
     Coal stocks, at average cost.............      14,225        32,293
     Gas in storage, at LIFO cost.............      35,430        23,915
     Fuel oil, at average cost................       2,344         1,264
     Other....................................       2,667         1,170
                                                   -------       --------
      Total...................................     $86,091       $90,864
                                                   =======       =======

     At December 31, 1997 prices, the current cost of gas in storage was $50.3 million.

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

(18)  SALE OF ACCOUNTS RECEIVABLE:

     In 1997 MidAmerican entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation (Funding Corp.), a special purpose entity established to purchase accounts receivable from MidAmerican. Funding Corp. in turn has sold receivable interests to outside investors. In consideration of the sale, MidAmerican received $70 million in cash and the remaining balance in the form of a subordinated note from Funding Corp. The agreement is structured as a true sale under which the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican or its creditors and, as such, the accounts receivable sold are not reflected on Holdings' or MidAmerican's Consolidated Balance Sheets. At December 31, 1997, $130.0 million, net of reserves, was sold under the agreement.

(19)  EARNINGS PER SHARE

     Reconciliation for the Income and Shares of the Basic and Diluted per share computations for income from continuing operations for the years ended December 31 are as follows (in thousands, except per share amounts):


                                            1997                           1996
                                     ---------------------------    ----------------------------
                                                          Per                              Per
                                                         Share                            Share
                                      Income     Shares   Amount      Income     Shares    Amount
                                     --------    ------  ------     --------    -------   ------
INCOME FROM CONTINUING
  OPERATIONS....................     $139,332                       $143,761

BASIC EPS
Income Available to Common
  Shareholders..................     $139,332    98,058  $1.42      $143,761    100,752    $1.43
                                                         =====                             =====

EFFECT OF DILUTIVE SECURITIES
Stock Options...................            -       107                    -         89
                                     --------    ------             --------    -------

DILUTED EPS
Income Available to Common
  Shareholders..................     $139,332    98,165  $1.42      $143,761    100,841    $1.43
                                     ========    ======  =====      ========    =======    =====

                                                           1995
                                               -----------------------------
                                                                       Per
                                                                       Share
                                                Income     Shares     Amount
                                               --------    -------    ------
     INCOME FROM CONTINUING OPERATIONS.....    $119,705

     BASIC EPS
     Income Available to Common
       Shareholders......................      $119,705    100,401    $1.19
                                                                      =====

     EFFECT OF DILUTIVE SECURITIES........
     Stock Options........................            -         20
                                               --------    -------
     DILUTED EPS
     Income Available to Common
       Shareholders........................    $119,705    100,421    $1.19
                                               ========    =======    =====

(20)  UNAUDITED QUARTERLY OPERATING RESULTS:


    1997                                              1st Quarter   2nd Quarter    3rd Quarter    4th Quarter
                                                      -----------   -----------    -----------    -----------
                                                             (In thousands, except per share amounts)

     Operating revenues ..........................     $ 584,395      $ 390,615     $ 440,698      $ 506,573
     Operating income ............................        77,233         55,395        97,948         39,930
     Income from continuing operations ...........        34,174         24,176        49,705         31,277
     Income (loss) from discontinued operations ..          (234)           408        (2,793)        (1,609)
     Earnings on common stock ....................        33,940         24,584        46,912         29,668

     Earnings per average common share and
       Earnings per average common share
          assuming dilution:
     Income from continuing operations ...........     $    0.34      $    0.24     $    0.51      $    0.33
     Income (loss) from discontinued operations ..             -           0.01         (0.03)         (0.02)
                                                       ---------      ---------     ---------      ---------
                                                       $    0.34      $    0.25     $    0.48      $    0.31
                                                       =========      =========     =========      =========


    1996                                              1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                                      -----------   -----------   -----------   -----------
                                                            (In thousands, except per share amounts)

     Operating revenues ..........................     $ 507,596     $ 391,466     $ 434,678      $ 538,872
     Operating income ............................       100,141        65,004        97,919         80,574
     Income from continuing operations ...........        48,405        25,099        40,548         29,709
     Income (loss) from discontinued operations ..         2,642         3,896       (17,992)        (1,261)
     Earnings on common stock ....................        51,047        28,995        22,556         28,448

     Earnings per average common share and
       Earnings per average common share
         assuming dilution:
     Income from continuing operations ...........     $    0.48     $    0.25     $    0.40      $    0.29
     Income (loss) from discontinued operations ..          0.03          0.04         (0.18)         (0.01)
                                                       ---------     ---------     ---------      ---------
                                                       $    0.51     $    0.29     $    0.22      $    0.28
                                                       =========     =========     =========      =========

     The quarterly data reflect seasonal variations common in the utility industry.

(21)  OTHER INFORMATION:

     The Company  completed a  merger-related  restructuring  plan during  1995.
Other operating expenses in the Consolidated Statements of Income for 1995 includes $33.4 million related to the restructuring plan.


     Non-Operating - Other, Net, as shown on the Consolidated Statements of Income includes the following for the years ended December 31 (in thousands):



                                                          1997        1996        1995
                                                        --------    --------    --------
     Other-than-temporary declines in value
      of investments and other assets ...............   $ (3,443)   $(15,566)   $(17,971)
     IES merger costs ...............................          -      (8,689)          -
     Special purpose fund income ....................      1,989       3,301       1,863
     Energy efficiency carrying charges .............      4,993       3,255       3,092
     Gain on sale of cushion gas ....................        855       3,182           -
     Incentive gas purchase plan award ..............      4,914       2,677           -
     Agency gas sales, net ..........................      1,184       1,840         228
     Gain (loss) on reacquisition of long-term debt .       (556)      1,105           -
     Gain on sale of assets, net ....................     10,213         974       8,570
     MidAmerican merger costs .......................          -           -      (4,624)
     Allowance for equity funds used
      during construction ...........................          -           -         481
     Income (loss) from equity method investments ...      1,273       2,510        (312)
     NPPD settlement ................................      2,248           -           -
     Other ..........................................     (1,559)      1,391      (1,794)
                                                        --------    --------    --------
      Total .........................................   $ 22,111    $ (4,020)   $(10,467)
                                                        ========    ========    ========


REPORT OF MANAGEMENT

     Management is responsible for the preparation of the accompanying financial statements which have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the financial position, results of operation and cash flows of the Company are reflected fairly in the statements. The statements have been audited by the Company's independent public accountants, Coopers & Lybrand L.L.P.

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

     The Audit Committee of the Board of Directors, the members of which are directors who are not employees of the Company, meets regularly with management, the internal auditors and Coopers & Lybrand L.L.P. to discuss accounting, auditing, internal control and financial reporting matters. The Company's independent public accountants are appointed annually by the Board of Directors on recommendation of the Audit Committee. The internal auditors and Coopers & Lybrand L.L.P. each have full access to the Audit Committee, without management representatives present.



/s/ Stanley J. Bright
Stanley J. Bright
Chairman, President and Chief Executive Officer




/s/ Alan L. Wells
Alan L. Wells
Senior Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To  MidAmerican Energy Holdings Company and Subsidiaries:

We have audited the accompanying consolidated financial statements and the financial statement schedule of MidAmerican Energy Holdings Company and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MidAmerican Energy Holdings Company and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                 /s/ COOPERS & LYBRAND L.L.P.

Kansas City, Missouri
January 23, 1998

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                           YEARS ENDED DECEMBER 31
                                                    ---------------------------------------
                                                       1997          1996          1995
                                                    -----------   -----------   -----------
OPERATING REVENUES
Electric utility .................................  $ 1,126,300   $ 1,099,008   $ 1,094,647
Gas utility ......................................      536,306       536,753       459,588
                                                    -----------   -----------   -----------
                                                      1,662,606     1,635,761     1,554,235
                                                    -----------   -----------   -----------
OPERATING EXPENSES
Cost of fuel, energy and capacity ................      235,760       234,317       230,261
Cost of gas sold .................................      346,016       345,014       279,025
Other operating expenses .........................      429,794       350,174       399,648
Maintenance ......................................       98,090        88,621        85,363
Depreciation and amortization ....................      170,540       164,592       158,950
Property and other taxes .........................      101,317        92,630        96,350
Income taxes .....................................       74,562       111,206        85,400
                                                    -----------   -----------   -----------
                                                      1,456,079     1,386,554     1,334,997
                                                    -----------   -----------   -----------

OPERATING INCOME .................................      206,527       249,207       219,238
                                                    -----------   -----------   -----------

NON-OPERATING INCOME
Interest and dividend income .....................        2,332         1,598         1,354
Non-operating income taxes .......................       (1,755)       (1,721)        1,302
Other, net .......................................       12,367         2,400        (5,428)
                                                    -----------   -----------   -----------
                                                         12,944         2,277        (2,772)
                                                    -----------   -----------   -----------
FIXED CHARGES
Interest on long-term debt .......................       78,120        79,434        80,133
Other interest expense ...........................       10,027        10,842         9,396
Preferred dividends of subsidiary trust ..........        7,980           288            --
Allowance for borrowed funds .....................       (2,597)       (4,212)       (5,552)
                                                    -----------   -----------   -----------
                                                         93,530        86,352        83,977
                                                    -----------   -----------   -----------

INCOME FROM CONTINUING OPERATIONS ................      125,941       165,132       132,489

INCOME (LOSS) FROM DISCONTINUED OPERATIONS .......            -       (10,161)       (1,666)
                                                    -----------   -----------   -----------
NET INCOME .......................................      125,941       154,971       130,823
PREFERRED DIVIDENDS ..............................        6,488        10,401         8,059
                                                    -----------   -----------   -----------

EARNINGS ON COMMON STOCK .........................  $   119,453   $   144,570   $   122,764
                                                    ===========   ===========   ===========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                        AS OF DECEMBER 31
                                                                     -----------------------
                                                                        1997         1996
                                                                     ----------   ----------
ASSETS
UTILITY PLANT
Electric .........................................................   $4,087,924   $4,013,851
Gas ..............................................................      756,874      723,491
                                                                     ----------   ----------
                                                                      4,844,798    4,737,342
Less accumulated depreciation and amortization ...................    2,277,110    2,154,505
                                                                     ----------   ----------
                                                                      2,567,688    2,582,837
Construction work in progress ....................................       55,418       49,305
                                                                     ----------   ----------
                                                                      2,623,106    2,632,142
                                                                     ----------   ----------

POWER PURCHASE CONTRACT ..........................................      173,107      190,897
                                                                     ----------   ----------

CURRENT ASSETS
Cash and cash equivalents ........................................        9,318       84,215
Receivables, less reserves of $0 and $1,845, respectively ........      184,153      253,944
Inventories ......................................................       84,298       90,864
Other ............................................................        6,174        7,776
                                                                     ----------   ----------
                                                                        283,943      436,799
                                                                     ----------   ----------

INVESTMENTS ......................................................      115,029      118,344
                                                                     ----------   ----------

OTHER ASSETS .....................................................      347,122      396,471
                                                                     ----------   ----------

TOTAL ASSETS .....................................................   $3,542,307   $3,774,653
                                                                     ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ......................................   $  985,744   $  986,825
MidAmerican preferred securities, not subject to mandatory
    redemption ...................................................       31,763       31,769
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities ...............................       50,000       50,000
  MidAmerican-obligated preferred securities of subsidiary trust
    holding solely MidAmerican junior subordinated debentures ....      100,000      100,000
Long-term debt (excluding current portion) .......................      920,203    1,086,955
                                                                     ----------   ----------
                                                                      2,087,710    2,255,549
                                                                     ----------   ----------

CURRENT LIABILITIES
Notes payable ....................................................      122,500      161,700
Current portion of long-term debt ................................      124,460       49,560
Current portion of power purchase contract .......................       14,361       13,718
Accounts payable .................................................      128,390      122,974
Taxes accrued ....................................................       91,449       82,338
Interest accrued .................................................       20,616       24,245
Other ............................................................       22,598       24,452
                                                                     ----------   ----------
                                                                        524,374      478,987
                                                                     ----------   ----------

OTHER LIABILITIES
Power purchase contract ..........................................       83,143       97,504
Deferred income taxes ............................................      592,840      616,567
Investment tax credit ............................................       83,127       88,842
Other ............................................................      171,113      237,204
                                                                     ----------   ----------
                                                                        930,223    1,040,117
                                                                     ----------   ----------

TOTAL CAPITALIZATION AND LIABILITIES .............................   $3,542,307   $3,774,653
                                                                     ==========   ==========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31
                                                                 1997         1996         1995
                                                               ---------    ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................   $ 125,941    $ 154,971    $ 130,823
Adjustments to reconcile net income to net cash provided:
   Depreciation and amortization ...........................     194,287      185,657      175,969
   Net increase (decrease) in deferred income taxes and
     investment tax credit, net ............................     (32,645)      (3,111)       6,835
   Amortization of other assets ............................      33,112       20,541       19,630
   Cash proceeds from sale of accounts receivable...........      70,000            -            -
   Loss from discontinued operations .......................           -       10,161        1,666
   Gain on sale of assets and long-term investments.........           -       (6,104)           -
   Impact of changes in working capital, net of effects of
     discontinued operations........... ....................      17,003      (58,371)      (5,595)
   Other ...................................................     (28,160)      23,689        3,856
                                                               ---------    ---------    ---------
     Net cash provided .....................................     379,538      327,433      333,184
                                                               ---------    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ..........................    (166,932)    (154,198)    (192,625)
Quad Cities Nuclear Power Station decommissioning trust fund      (9,819)      (8,607)      (8,636)
Deferred energy efficiency expenditures ....................     (12,258)     (20,390)     (35,841)
Nonregulated capital expenditures ..........................      (5,920)      (2,970)          --
Proceeds from sale of assets and other investments .........          --       11,620           --
Investment in discontinued operations ......................          --       10,100      (47,968)
Other investing activities, net ............................        (788)         734          203
                                                               ---------    ---------    ---------
   Net cash used ...........................................    (195,717)    (163,711)    (284,867)
                                                               ---------    ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid .............................................    (126,988)    (131,171)    (126,887)
Issuance of long-term debt, net of issuance cost ...........          --       99,500       14,604
Retirement of long-term debt, including reacquisition cost .     (92,524)     (72,111)     (14,277)
Reacquisition of preferred shares ..........................          (6)     (58,176)         (10)
Issuance of preferred securities, net of issuance cost .....          --       96,850           --
Issuance of common shares ..................................          --           --       15,083
Net increase (decrease) in notes payable ...................     (39,200)     (23,100)      60,300
                                                               ---------    ---------    ---------
   Net cash used ...........................................    (258,718)     (88,208)     (51,187)
                                                               ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......     (74,897)      75,514       (2,870)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............      84,215        8,701       11,571
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................   $   9,318    $  84,215    $   8,701
                                                               =========    =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ..................   $  90,718    $  80,881    $  89,055
                                                               =========    =========    =========
Income taxes paid ..........................................   $ 112,492    $ 103,627    $  90,102
                                                               =========    =========    =========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                                     AS OF DECEMBER 31
                                                                         -----------------------------------------------
                                                                                 1997                       1996
                                                                         ---------------------      --------------------
COMMON SHAREHOLDER'S EQUITY
Common shares, no par; 350,000,000 shares authorized;
  70,980,203 and 100,751,713 shares outstanding, respectively..........  $    560,563               $   560,597
Retained earnings......................................................       425,181                   426,228
                                                                         ------------               -----------
                                                                              985,744    47.2%          986,825    43.8%
                                                                         ------------   ------      -----------   ------
PREFERRED SECURITIES (100,000,000 SHARES AUTHORIZED)
Cumulative shares outstanding not subject to mandatory redemption:
  $3.30 Series, 49,481 and 49,523 shares, respectively.................         4,948                     4,952
  $3.75 Series, 38,310 and 38,320 shares, respectively.................         3,831                     3,832
  $3.90 Series, 32,630 shares .........................................         3,263                     3,263
  $4.20 Series, 47,369 shares..........................................         4,737                     4,737
  $4.35 Series, 49,945 and 49,950 shares, respectively.................         4,994                     4,995
  $4.40 Series, 50,000 shares..........................................         5,000                     5,000
  $4.80 Series, 49,898 shares..........................................         4,990                     4,990
                                                                         ------------               -----------
                                                                               31,763     1.5%           31,769     1.4%
                                                                         ------------   ------      -----------   ------
Cumulative shares outstanding; subject to mandatory redemption:
  $5.25 Series, 100,000 shares.........................................        10,000                    10,000
  $7.80 Series, 400,000 shares.........................................        40,000                    40,000
                                                                         ------------               -----------
                                                                               50,000     2.4%           50,000     2.2%
                                                                         ------------   ------      -----------  -------
MIDAMERICAN-OBLIGATED PREFERRED SECURITIES
MidAmerican-obligated mandatorily redeemable cumulative
  preferred  securities of subsidiary trust holding solely
  MidAmerican junior subordinated debentures:
    7.98% series, 4,000,000 shares.....................................       100,000     4.8%          100,000     4.4%
                                                                         ------------   ------      -----------  -------

LONG-TERM DEBT
Mortgage bonds:
  5.05% Series, due 1998...............................................             -                    49,100
  6.25% Series, due 1998...............................................             -                    75,000
  7.875% Series, due 1999..............................................        60,000                    60,000
  6% Series, due 2000..................................................        35,000                    35,000
  6.75% Series, due 2000...............................................        75,000                    75,000
  7.125% Series, due 2003..............................................       100,000                   100,000
  7.70% Series, due 2004...............................................        55,630                    60,000
  7% Series, due 2005..................................................        90,500                   100,000
  7.375% Series, due 2008..............................................        75,000                    75,000
  8% Series, due 2022..................................................        50,000                    50,000
  7.45% Series, due 2023...............................................         6,940                    26,500
  8.125% Series, due 2023..............................................       100,000                   100,000
  6.95% Series, due 2025...............................................        12,500                    21,500
Pollution control revenue obligations:
  5.15% to 5.75% Series, due periodically through 2003.................         8,064                     8,424
  5.95% Series, due 2023 (secured by general mortgage bonds)...........        29,030                    29,030


The accompanying notes are an integral part of these statements.


                           MIDAMERICAN ENERGY COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                                     AS OF DECEMBER 31
                                                                         -----------------------------------------------
                                                                                 1997                       1996
                                                                         ---------------------      --------------------
LONG-TERM DEBT (CONTINUED)
   Variable rate series -
      Due 2016 and 2017 (3.7% and 3.5%, respectively).............       $     37,600               $    37,600
      Due 2023 (secured by general mortgage bonds,
         3.7% and 3.5%, respectively).............................             28,295                    28,295
      Due 2023 (3.7% and 3.5%, respectively)......................              6,850                     6,850
      Due 2024 (3.7% and 3.6%, respectively)......................             34,900                    34,900
      Due 2025 (3.7% and 3.5%, respectively)......................             12,750                    12,750

Notes:
   8.75% Series, due 2002.........................................                240                       240
   6.5% Series, due 2001..........................................            100,000                   100,000
   6.4% Series, due 2003 through 2007.............................              2,000                     2,000
   Obligation under capital lease.................................              3,096                     3,775
   Unamortized debt premium and discount, net.....................             (3,192)                   (4,009)
                                                                         ------------               -----------
      Total.......................................................            920,203    44.1%        1,086,955    48.2%
                                                                         ------------   ------      -----------   ------

TOTAL CAPITALIZATION..............................................       $  2,087,710   100.0%      $ 2,255,549   100.0%
                                                                         ============   ======      ===========   ======

                           MIDAMERICAN ENERGY COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                 YEARS ENDED DECEMBER 31
                                                                         ---------------------------------------
                                                                           1997           1996           1995
                                                                         ---------      ---------      ---------


BEGINNING OF YEAR.................................................       $ 426,228      $ 430,589      $ 426,683
                                                                         ---------      ---------      ---------

NET INCOME........................................................         125,941        154,971        130,823
                                                                         ---------      ---------      ---------

DEDUCT (ADD):
(Gain) loss on reacquisition of preferred shares..................           1,433          1,572             (5)
Dividends declared on preferred shares............................           5,055          8,829          8,064
Dividends declared on common shares...............................         120,500        120,770        118,828
Dividend of Investment in Subsidiaries............................               -         28,161              -
Other.............................................................               -              -             30
                                                                         ---------     ----------      ---------
                                                                           126,988        159,332        126,917
                                                                         ---------     ----------      ---------

END OF YEAR.......................................................       $ 425,181     $  426,228      $ 430,589
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

                           MIDAMERICAN ENERGY COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A) MERGER AND FORMATION OF HOLDING COMPANY:

     MidAmerican Energy Company (MidAmerican) was formed on July 1, 1995, as a result of the merger of Iowa-Illinois Gas and Electric Company (Iowa-Illinois), Midwest Resources Inc. (Resources) and its utility subsidiary, Midwest Power Systems Inc. (Midwest Power). Each outstanding share of preferred and preference stock of the predecessor companies was converted into one share of a similarly designated series of MidAmerican preferred stock, no par value. Each outstanding share of common stock of Resources and Iowa-Illinois was converted into one share and 1.47 shares, respectively, of MidAmerican common stock, no par value. The merger was accounted for as a pooling-of-interests and the financial statements included herein are presented as if the companies were merged as of the earliest period shown.

     Prior to December 1, 1996, MidAmerican held the capital stock of MidAmerican Capital Company (MidAmerican Capital) and Midwest Capital Group, Inc. (Midwest Capital). Effective December 1, 1996, each share of MidAmerican common stock was exchanged for one share of MidAmerican Energy Holdings Company (Holdings) common stock. As part of the transaction, MidAmerican distributed the capital stock of MidAmerican Capital and Midwest Capital to Holdings. See Note
(9) for additional information regarding the formation of the holding company.

     (B) CONSOLIDATION POLICY AND PREPARATION OF FINANCIAL STATEMENTS:

     The accompanying Consolidated Financial Statements include MidAmerican and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

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

     (F) INVESTMENTS:

     Investments include the following amounts as of December 31 (in thousands):

                                                  1997              1996
                                                --------          --------
     Investments:
     Nuclear decommissioning trust fund.....    $ 93,251          $ 76,304
     Corporate owned life insurance.........           -            27,395
     Coal transportation....................      11,626             6,219
     Other..................................      10,152             8,426
                                                --------          --------
         Total..............................    $115,029          $118,344
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

     (G) CONSOLIDATED STATEMENTS OF CASH FLOWS:

     MidAmerican considers all cash and highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statements of Cash Flows.

     Net cash provided (used) from changes in working capital, net of effects from discontinued operations was as follows (in thousands):


                                     1997            1996             1995
                                   --------        ---------        ---------

     Receivables...............    $  (209)        $(55,014)        $(19,044)
     Inventories...............      6,566           (7,311)           5,777
     Other current assets .....      1,602            9,118           (4,358)
     Accounts payable..........      5,416            6,543           21,475
     Taxes accrued.............      9,111            3,345           (8,586)
     Interest accrued..........     (3,629)             603             (289)
     Other current liabilities.     (1,854)         (15,655)            (570)
                                   -------         --------         --------
        Total..................    $17,003         $(58,371)        $ (5,595)
                                   =======         ========         ========

     MidAmerican distributed the capital stock of MidAmerican Capital and Midwest Capital to Holdings. See Note (10) for additional information.

     (H) ACCOUNTING FOR LONG-TERM POWER PURCHASE CONTRACT:

     Refer to Note 1(h) of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's accounting for the Cooper Nuclear Station (Cooper) long-term power purchase contract .

     (I) ACCOUNTING FOR DERIVATIVES:

          1) Gas Futures Contracts and Swaps:

     MidAmerican uses gas futures contracts and swap contracts to reduce its exposure to changes in the price of natural gas purchased to meet the needs of its customers and to manage margins on natural gas storage opportunities. Investments in natural gas futures contracts, which total $1.5 million and $0.1 million as of December 31, 1997 and 1996, are included in Receivables on the Consolidated Balance Sheets. Gains and losses on gas futures contracts that qualify for hedge accounting are deferred and reflected as adjustments to the carrying value of the hedged item or included in Other Assets on the Consolidated Balance Sheets until the underlying physical transaction is recorded if the instrument is used to hedge an anticipated future transaction. The net gain or loss on gas futures contracts is included in the determination of income in the same period as the expense for the physical delivery of the natural gas. Realized gains and losses on gas futures contracts and the net amounts exchanged or accrued under the natural gas swap contracts are included in Cost of Gas Sold, Other Net consistent with the expense for the physical commodity. Deferred net gains (losses) related to the Company's gas futures contracts are $(0.4) million and $0.1 million as of December 31, 1997 and 1996, respectively.

     MidAmerican periodically evaluates the effectiveness of its natural gas hedging programs. If a high degree of correlation between prices for the hedging instruments and prices for the physical delivery is not achieved, the contracts are recorded at fair value and the gains or losses are included in the determination of income. At December 31, 1997, MidAmerican held the following hedging instruments:

                                                              Weighted average
                                           Notional volume      Market Value
                                               (MMBtu)           (Per MMBtu)
                                           ---------------    ----------------
     Natural Gas Futures (Long)               3,500,000            $2.278
     Natural Gas Futures (Short)              1,500,000            $2.309
     Natural Gas Swaps (Fixed to Variable)    1,150,000
          Weighted average variable price                          $2.144
          Weighted average fixed price                             $2.136
     Natural Gas Swaps (Variable to Fixed)    5,425,707
          Weighted average variable price                          $2.211
          Weighted average fixed price                             $2.376

(2)  LONG-TERM DEBT:

     MidAmerican's sinking fund requirements and maturities of long-term debt for 1998 through 2002 are $125 million, $61 million, $111 million, $102 million and $2 million, respectively.

     The interest rate on MidAmerican's Adjustable Rate Series Mortgage Bonds is reset every two years at 160 basis points over the average yield to maturity of 10-year Treasury securities. The rate was reset in 1997.

     MidAmerican's Variable Rate Pollution Control Revenue Obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican, at its option, may change the mode of interest calculation for these bonds by selecting from among several alternative floating or fixed rate modes. The interest rates shown in the Consolidated Statements of

Capitalization are the weighted average interest rates as of December 31, 1997 and 1996. MidAmerican maintains dedicated revolving credit facility agreements or renewable lines of credit to provide liquidity for holders of these issues.

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

(4)  COMMITMENTS AND CONTINGENCIES:

     (A) CAPITAL EXPENDITURES:

     Utility construction expenditures for 1998 are estimated to be $201 million, including $13 million for Quad Cities nuclear fuel.

     (B) MANUFACTURED GAS PLANT FACILITIES:

     Refer to Note 4(b) of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's Environmental Matters.

     (C) CLEAN AIR ACT:

     Refer to Note 4(c) of Holdings' Notes to Consolidated Financial Statements for information regarding the impact of the revisions to the clean air act on MidAmerican.

     (D) LONG-TERM POWER PURCHASE CONTRACT:

     Refer to Note 4(d) of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's commitment under the Cooper long-term power purchase contract.

     (E) DECOMMISSIONING COSTS:

     Refer to Note 4(e) of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's commitment for decommissioning of nuclear facilities.

     (F) NUCLEAR INSURANCE:

     Refer to Note 4(f) of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's nuclear insurance coverage and the potential assessments under such coverage.

     (G) COAL AND NATURAL GAS CONTRACT COMMITMENTS:

     Refer to Note 4(g) of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's commitment under various coal and natural gas supply and transportation contracts.


(5)  COMMON SHAREHOLDER'S EQUITY:

     Common shares outstanding changed during the years ended December 31 as shown in the table below (in thousands):

                                             1997                  1996                    1995
                                     ------------------     -------------------    -------------------
                                      Amount     Shares      Amount     Shares      Amount      Shares

Balance, beginning of year.......    $560,597    100,752    $801,227    100,752    $786,420     99,687

Changes due to:
Issuance of common shares........           -          -           -          -      15,083      1,065
Cancellation of common shares....           -    (29,772)          -          -           -          -
Stock options....................           -          -         623          -           -          -
Capital stock expense  ..........                               (391)         -        (276)         -
Distribution of investment in
    subsidiaries to Holdings.....           -          -    (240,862)         -           -          -
Other............................         (34)         -           -          -           -          -
                                     --------    -------    --------   --------    --------    -------
Balance, end of year.............    $560,563     70,980    $560,597    100,752    $801,227    100,752
                                     ========    =======    ========   ========    ========    =======

(6)  RETIREMENT PLANS:

     MidAmerican Energy has noncontributory defined benefit pension plans covering employees of MidAmerican and its affiliates, MidAmerican Capital and Midwest Capital. No detailed segregation of the data is available by subsidiary. Employees of MidAmerican represent approximately 95% of the payroll covered under these plans. Refer to Note 6 of Holdings' Notes to Consolidated Financial Statements for detailed information regarding net periodic pension cost and a schedule reconciling the funded status of the plan with the amount recorded on the consolidated financial statements of Holdings. MidAmerican's net periodic pension costs under the plans for its continuing operations was $4.5 million, $7.0 million and $11.4 million for 1997, 1996 and 1995, respectively.

     MidAmerican provides certain health care and life insurance benefits for retired employees of MidAmerican and its affiliates, MidAmerican Capital and Midwest Capital. No detailed segregation of the data is available by subsidiary. Employees of MidAmerican represent approximately 99% of the participants covered under these plans. Refer to Note 6 of Holdings' Notes to Consolidated Financial Statements for detailed information regarding net periodic postretirement benefit cost and a schedule reconciling the funded status of the plan with the amount recorded on the consolidated financial statements of Holdings. MidAmerican Energy's net periodic postretirement benefit costs under the plans for its continuing operations was $19.5 million, $18.7 million and $21.1 million for 1997, 1996 and 1995, respectively.

(7)  STOCK-BASED COMPENSATION PLANS:

     Refer to Note 7 of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's stock-based compensation plans.


(8)  SHORT-TERM BORROWING:

     Interim financing of working capital needs and the construction program may be obtained from the sale of commercial paper or short-term borrowing from banks. Information regarding short-term debt follows (dollars in thousands):

                                                1997       1996        1995
                                              --------   --------    --------

Balance at year-end   ....................... $122,500   $161,700    $184,800
Weighted average interest rate
    on year-end balance......................      5.9%       5.4%        5.7%
Average daily amount outstanding
    during the year..........................  110,472   $151,162    $114,036
Weighted average interest rate on average
    daily amount outstanding during the year.      5.7%       5.5%        6.0%

     MidAmerican has authority from FERC to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of December 31, 1997, MidAmerican had a $250 million revolving credit facility agreement and a $10 million line of credit. MidAmerican's commercial paper borrowings are supported by the revolving credit facility and the line of credit.

(9)  RATE MATTERS:

     Refer to Note 9 of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's rate matters.

(10)  DISCONTINUED OPERATIONS:

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

     Revenues  from  discontinued   activities,   as  well  as  the  results  of
discontinued operations for the years ended December 31 are as follows (in thousands):


                                          1997         1996         1995
                                        --------     --------     -------

OPERATING REVENUES....................  $      -     $215,631     $176,743
                                        ========     ========     ========

INCOME (LOSS) FROM OPERATIONS
   Income (loss) before income taxes..  $      -     $ 12,588     $(17,317)
   Income tax benefit (expense).......         -      (19,457)      15,651
                                        --------     --------     --------
   Income (loss) from Operations......  $      -     $ (6,869)    $ (1,666)
                                        ========     ========     ========

LOSS ON DISPOSAL
   Loss before income taxes...........  $      -     $ (5,579)    $      -
   Income tax benefit ................         -        2,287            -
                                        --------     --------     --------
   Loss on Disposal...................  $      -     $ (3,292)    $      -
                                        ========     ========     ========

(11)  CONCENTRATION OF CREDIT RISK:

     MidAmerican's electric utility operations serve 560,000 customers in Iowa, 85,000 customers in western Illinois and 3,000 customers in southeastern South Dakota. MidAmerican's gas utility operations serve 486,000 customers in Iowa, 65,000 customers in western Illinois, 63,000 customers in southeastern South Dakota and 4,000 customers in northeastern Nebraska. The largest communities served by MidAmerican are the Iowa and Illinois Quad-Cities; Des Moines, Sioux City, Cedar Rapids, Waterloo, Iowa City and Council Bluffs, Iowa; and Sioux Falls, South Dakota. MidAmerican's utility operations grant unsecured credit to customers, substantially all of whom are local businesses and residents. As of December 31, 1997, billed receivables from MidAmerican's utility customers totalled $14.8 million. As described in Note 18, billed receivables related to utility services have been sold to a wholly owned unconsolidated subsidiary.

(12)  PREFERRED SHARES:

     Refer to Note 12 of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican's preferred shares.

(13)  SEGMENT INFORMATION:

     Information related to segments of the MidAmerican's business is as follows for the years ended December 31 (in thousands):

                                                   1997         1996         1995
                                                ----------   ----------   ----------
UTILITY
    Electric-
       Operating revenues.....................  $1,126,300   $1,099,008   $1,094,647
       Cost of fuel, energy and capacity......     235,760      234,317      230,261
       Depreciation and amortization expense..     145,931      140,939      136,324
       Other operating expenses...............     502,109      424,594      459,344
       Income taxes...........................      65,445       92,365       76,955
                                                ----------   ----------   ----------
       Operating income.......................  $  177,055   $  206,793   $  191,763
                                                ==========   ==========   ==========

    Gas-
       Operating revenues.....................  $  536,306   $  536,753   $  459,588
       Cost of gas sold.......................     346,016      345,014      279,025
       Depreciation and amortization expense..      24,609       23,653       22,626
       Other operating expenses...............     127,092      106,831      122,017
       Income taxes...........................       9,117       18,841        8,445
                                                ----------   ----------   ----------
       Operating income.......................  $   29,472   $   42,414   $   27,475
                                                ==========   ==========   ==========

    Operating income..........................  $  206,527   $  249,207   $  219,238
    Other income (expense)....................      14,699        3,998       (4,074)
    Income taxes - other (benefit)............       1,755        1,721       (1,302)
    Fixed charges.............................      93,530       86,352       83,977
                                                ----------   ----------   ----------
    Income from continuing operations.........  $  125,941   $  165,132   $  132,489
                                                ==========   ==========   ==========

    Capital Expenditures-
       Electric...............................  $  128,544   $  116,243   $  135,344
       Gas....................................      38,388       37,955       57,281

ASSET INFORMATION
    Identifiable assets-
       Electric (a)...........................  $2,832,803   $2,955,881   $2,950,285
       Gas (a)................................     680,961      692,993      699,702
    Used in overall utility operations........      16,358      119,557       38,067
    Nonregulated..............................      12,185        6,222            -
    Investment in discontinued operations.....           -            -      288,147
                                                ----------   ----------   ----------
    Total assets..............................  $3,542,307   $3,774,653   $3,976,201
                                                ==========   ==========   ==========

(a) Utility plant less accumulated provision for depreciation, receivables, inventories, nuclear decommissioning trust fund and regulatory assets.

(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

     Long-term debt - Fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates available to MidAmerican for debt of the same remaining maturities. The following table presents the carrying amount and estimated fair value of certain financial instruments as of December 31 (in thousands):

                                                          1997                      1996
                                                  ---------------------    -----------------------
                                                   Carrying    Fair         Carrying      Fair
                                                    Amount     Value         Amount       Value
                                                  ---------  ----------    ----------   ----------

Financial Instruments Issued by MidAmerican:
   MidAmerican preferred securities; subject
      to mandatory redemption................... $   50,000  $   53,650    $   50,000   $   52,920

   MidAmerican-obligated preferred securities;
      subject to mandatory redemption........... $  100,000  $  104,250    $  100,000   $  100,000
   Long-term debt, including current portion.... $1,044,663  $1,076,167    $1,136,515   $1,177,792

     The amortized cost, gross unrealized gain and losses and estimated fair value of investments held in the Quad Cities nuclear decommissioning trust fund at December 31 are as follows (in thousands):

                                                        1997
                                    --------------------------------------------
                                    Amortized  Unrealized  Unrealized    Fair
                                      Cost        Gains      Losses      Value
                                    ---------  ----------  ----------  --------
     Available-for-sale:
       Equity Securities..........  $ 24,336    $  3,848   $  (122)    $ 28,062
       Municipal Bonds............    35,217       2,116        (1)      37,332
       U.S. Government Securities.    18,753         800        (4)      19,549
       Corporate Securities.......     6,353          77        (3)       6,427
       Cash equivalents...........     1,881           -         -        1,881
                                    --------    --------   -------     --------
                                    $ 86,540    $  6,841   $  (130)    $ 93,251
                                    ========    ========   =======     ========



                                                        1996
                                    -------------------------------------------
                                    Amortized   Unrealized  Unrealized   Fair
                                       Cost       Gains       Losses     Value
                                    ---------   ----------  ---------- --------
    Available-for-sale:
       Municipal bonds............   $41,800     $ 3,041     $(356)    $44,485
       U.S. Government Securities.    26,814         137      (157)     26,794
       Cash equivalents...........     5,025           -         -       5,025
                                     -------     -------     -----     -------
                                     $73,639     $ 3,178     $(513)    $76,304
                                     =======     =======     =====     =======

     At December 31, 1997, the debt securities held in the Quad Cities nuclear decommissioning trust fund had the following maturities (in thousands):

                                                   Available for Sale
                                                -----------------------
                                                Amortized       Fair
                                                  Cost          Value
                                                ---------      --------
     Within 1 year...................           $  2,971       $  2,987
     1 through 5 years...............             14,057         14,377
     5 through 10 years..............             26,821         28,119
     Over 10 years...................             16,474         17,825

     The proceeds and the gross realized gains and losses on the disposition of investments held in the Quad Cities nuclear decommissioning trust fund for the years ended December 31, are as follows (in thousands):

                                        1997         1996        1995
                                       -------      -------     -------

     Proceeds from sales.....          $30,801      $ 4,106     $21,266
     Gross realized gains....              713           92         165
     Gross realized losses...             (659)         (17)       (448)

(15)  INCOME TAX EXPENSE:

     Income tax expense from continuing operations includes the following for the years ended December 31 (in thousands):


                                       1997         1996         1995
                                    ----------   ----------   --------

     Income taxes
       Current
       Federal ...................   $  83,466    $  92,240    $ 60,312
       State .....................      25,495       23,798      16,950
                                     ---------    ---------    --------
                                       108,961      116,038      77,262
                                     ---------    ---------    --------
     Deferred
       Federal ...................     (23,143)       2,504      11,571
       State .....................      (3,786)         583       1,094
                                     ---------    ---------    --------
                                       (26,929)       3,087      12,665
     Investment tax credit, net ..      (5,715)      (6,198)     (5,829)
                                     ---------    ---------    --------
       Total income tax expense ..   $  76,317    $ 112,927    $ 84,098
                                     =========    =========    ========

     Included in Deferred Income Taxes in the Consolidated Balance Sheets as of December 31 are deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                           1997        1996
                                                         -------     --------
     Deferred tax assets
       Related to:
       Investment tax credits ......................,    $55,998     $61,349
       Pensions .....................................     17,339      17,648
       Nuclear reserves and decommissioning .........     15,287       8,233
       Other ........................................        799       5,839
                                                         -------     -------
         Total ......................................    $89,423     $93,069
                                                         =======     =======

                                                          1997        1996
                                                        --------    --------
     Deferred tax liabilities
       Related to:
       Depreciable property..........................   $417,333    $422,770
       Income taxes recoverable through future rates.    197,877     201,998
       Energy efficiency.............................     40,902      44,733
       Reacquired debt...............................     15,346      14,265
       FERC Order 636................................      2,858       9,023
       Other.........................................      7,947      16,847
                                                        --------    --------
          Total......................................   $682,263    $709,636
                                                        ========    ========

     The following table is a reconciliation between the effective income tax rate, before preferred stock dividends of subsidiary, indicated by the Consolidated Statements of Income and the statutory federal income tax rate for the years ended December 31:

                                                       1997      1996    1995
                                                       ----      ----    ----

     Effective federal and state income tax rate.....   36%       41%     39%
     Amortization of investment tax credit...........    3         2       3
     State income tax, net of federal income
       tax benefit...................................   (7)       (6)     (5)
     Other...........................................    3        (2)     (2)
                                                        ---       ---     ---
     Statutory federal income tax rate...............   35%       35%     35%
                                                        ===       ===     ===

(16)  INVENTORIES:

     Inventories include the following amounts as of December 31 (in thousands):

                                                     1997              1996
                                                   --------          -------

     Materials and supplies, at average cost....   $ 31,425          $ 32,222
     Coal stocks, at average cost...............     14,225            32,293
     Gas in storage, at LIFO cost...............     35,430            23,915
     Fuel oil, at average cost..................      2,344             1,264
     Other......................................        874             1,170
                                                   --------          ---------
     Total......................................   $ 84,298          $ 90,864
                                                   ========          ========

     At December 31, 1997 prices, the current cost of gas in storage was $50.3 million.

(17) MIDAMERICAN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF MIDAMERICAN ENERGY FINANCING I:

     Refer to Note 17 of Holdings' Notes to Consolidated Financial Statements for information regarding MidAmerican-Obligated Mandatorily Redeemable Preferred Securities Of MidAmerican Energy Financing I.

(18)  SALE OF ACCOUNTS RECEIVABLE:

     Refer to Note 18 of Holdings' Notes to Consolidated Financial Statements for information regarding the sale of MidAmerican's accounts receivable to MidAmerican Energy Funding Corporation.

(19)  AFFILIATED COMPANY TRANSACTIONS:

     The companies identified as affiliates are wholly owned subsidiaries of Holdings. The basis for these charges is provided for in service agreements between MidAmerican and its affiliates. In the opinion of management, the expenses between entities are fair and reasonable.

     During 1997, Holdings incurred charges which are of general benefit to all of its subsidiaries. These costs were for administrative and general salaries and expenses, outside services, director fees, pension, deferred compensation, and retirement costs, some of which originated at MidAmerican. MidAmerican was reimbursed for such charges in the amount of $4.1 million for 1997. MidAmerican's allocated share of such costs and their allocated share of costs which originated at Holdings were $13.8 million.

     During 1997, MidAmerican was also reimbursed for charges incurred on behalf of its affiliates, MidAmerican Capital and Midwest Capital. The majority of these reimbursed expenses were for employee wages and benefits, insurance, building rental, computer costs, administrative services, travel expense, and general and administrative expense; including treasury, legal, shareholder relations and accounting functions. The amount of such expenses was $6.6 million.

     Prior to 1997, MidAmerican, as the parent company, incurred costs of general benefit to itself and its subsidiaries. In addition, it incurred costs for employee wages and benefits, insurance, building rent, computer costs, administrative services, travel expense, and general and administrative expense; including treasury, legal, shareholder relations and accounting functions, on behalf of MidAmerican Capital and Midwest Capital. The total of such costs charged to MidAmerican Capital and Midwest Capital were $9.3 million and $4.6 million for 1996 and 1995, respectively

     MidAmerican leases office facilities and other properties from affiliates. Total lease payments were approximately $0.3 million, $0.3 million and $0.6 million for 1997, 1996 and 1995, respectively.

     MidAmerican leases unit trains from an affiliate for the transportation of coal to MidAmerican's generating stations. Unit train costs, including maintenance, were approximately $2.8 million, $3.0 million and $3.0 million for 1997, 1996 and 1995, respectively.

     MidAmerican purchased natural gas from Amgas, an affiliate. MidAmerican's costs of gas related to these transactions was $0.5 million, $0.2 million and $0.3 million for 1997, 1996 and 1995, respectively.

     In 1997, MidAmerican purchased natural gas from InterCoast Trade and Resources, an affiliate, in the amount of $11.4 million and sold natural gas to InterCoast Trade and Resources in the amount of $6.1 million.

(20)  UNAUDITED QUARTERLY OPERATING RESULTS:

1997                                         1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                             -----------  -----------  -----------  -----------
                                                      (In thousands)

Operating revenues ........................    $465,881     $342,714     $394,544    $459,467
Operating income ..........................      56,407       44,604       69,777      35,739
Income from continuing operations..........      35,224       21,822       50,255      18,640
Earnings on common stock ..................      32,450       20,586       49,016      17,401

1996                                         1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                             -----------  -----------  -----------  -----------
                                                       (In thousands)

Operating revenues.........................    $458,260     $352,198     $384,071    $441,232
Operating income...........................      69,361       47,058       70,100      62,688
Income from continuing operations..........      47,419       26,846       43,658      47,209
Income (loss) from discontinued operations.       6,105        4,333      (19,015)     (1,584)
Earnings on common stock...................      51,047       28,995       22,556      41,972

The quarterly data reflect seasonal variations common in the utility industry.

(21) OTHER INFORMATION:

     MidAmerican  completed a  merger-related  restructuring  plan during  1995.
Other operating expenses in the Consolidated Statements of Income for 1995 includes $31.9 million related to the restructuring plan.

     Non-Operating - Other, Net, as shown on the Consolidated Statements of Income includes the following for the years ended December 31 (in thousands):

                                                         1997        1996        1995
                                                        ------     -------     --------

     IES merger costs................................  $     -     $(8,689)    $     -
     Energy efficiency carrying charges..............    4,993       3,225       3,092
     Gain on sale of cushion gas.....................      855       3,182           -
     Incentive gas procurement plan award............    4,914       2,677           -
     Agency gas sales, net...........................    1,184       1,840         228
     Donations.......................................     (556)     (1,271)     (1,612)
     Gain (loss) on reacquisition of long-term debt..     (923)      1,105           -
     MidAmerican merger costs........................        -           -      (4,624)
     Allowance for equity funds used
       during construction...........................        -           -         481
     NPPD settlement.................................    2,248           -           -
     Other...........................................     (348)        331      (2,993)
                                                       -------     -------    --------
       Total.........................................  $12,367     $ 2,400    $ (5,428)
                                                       =======     =======    ========

REPORT OF MANAGEMENT

     Management is responsible for the preparation of the accompanying financial statements which have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the financial position, results of operation and cash flows of MidAmerican are reflected fairly in the statements. The statements have been audited by the MidAmerican's independent public accountants, Coopers & Lybrand L.L.P.

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

     The MidAmerican Energy Holdings Company Board of Directors, through its Audit Committee comprised entirely of outside directors, meets regularly with management, the internal auditors and Coopers & Lybrand L.L.P. to discuss accounting, auditing, internal control and financial reporting matters. MidAmerican's independent public accountants are appointed annually by the Board of Directors on recommendation of the Audit Committee. The internal auditors and Coopers & Lybrand L.L.P. each have full access to the Audit Committee, without management representatives present.



/s/ Stanley J. Bright
Stanley J. Bright
Chairman, President and Chief Executive Officer




/s/ Alan L. Wells
Alan L. Wells
Senior Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To MidAmerican Energy Company and Subsidiaries:

We have audited the accompanying consolidated financial statements and the financial statement schedule of MidAmerican Energy Company and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MidAmerican Energy Company and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                /s/ COOPERS & LYBRAND L.L.P.

Kansas City, Missouri
January 23, 1998


                      MIDAMERICAN ENERGY HOLDINGS COMPANY
                    UNAUDITED FIVE-YEAR FINANCIAL STATISTICS

                                                              1997       1996       1995       1994      1993
                                                            --------   -------    --------   -------   -------

Earnings per average common share --
Continuing operations:
   Utility operations.....................................  $   1.22   $   1.54   $   1.24   $   1.12   $   1.29
   Nonregulated activities................................      0.20      (0.11)     (0.05)      0.13       0.09
Discontinued operations...................................     (0.04)     (0.13)      0.03      (0.03)      0.01
                                                            --------   --------   --------   --------   --------
Earnings per average common share.........................  $   1.38   $   1.30   $   1.22   $   1.22   $   1.39
                                                            ========   ========   ========   ========   ========

Average shares of common stock
   outstanding (in thousands).............................    98,058    100,752    100,401     98,531     97,762
Return on average common equity (%).......................      10.8       10.6       10.1       10.1       11.6
Cash dividends declared per common share..................  $   1.20   $   1.20   $   1.18   $   1.17   $   1.17
Common dividend payout ratio (%)..........................        87         92         97         96         84

Ratio of earnings to fixed charges--
   Holdings...............................................       3.0        3.2        2.8        2.8        2.8
   MidAmerican............................................       3.1        4.1        3.4        3.3        3.4
Ratio of earnings to fixed charges and Cooper
   Nuclear Station debt service--
      Holdings............................................       2.9        3.1        2.7        2.7        2.8
      MidAmerican.........................................       3.0        4.0        3.3        3.2        3.3
Quarterly earnings per average common share
   outstanding  --
      1st quarter.........................................  $   0.34   $   0.51   $   0.35   $   0.45   $   0.44
      2nd quarter.........................................      0.25       0.29       0.25       0.22       0.22
      3rd quarter.........................................      0.48       0.22       0.36       0.36       0.52
      4th quarter ........................................      0.31       0.28       0.27       0.19       0.20

Total assets (in millions)................................  $  4,278   $  4,522   $  4,470   $  4,389   $  4,352

Capitalization (in millions)  --
   Common shareholders' equity............................  $  1,301   $  1,240   $  1,226   $  1,204   $  1,181
   Preferred shares, not subject to mandatory redemption..        32         32         90         90        110
   Preferred shares, subject to mandatory redemption......       150        150         50         50         50
   Long-term debt (excluding current portion).............     1,034      1,395      1,403      1,398      1,341

Capitalization ratios %  --
   Common shareholders' equity............................      51.7       44.0       44.3       43.9       44.0
   Preferred shares, not subject to mandatory redemption..       1.2        1.1        3.2        3.3        4.1
   Preferred shares, subject to mandatory redemption......       6.0        5.4        1.8        1.8        1.9
   Long-term debt (excluding current portion).............      41.1       49.5       50.7       51.0       50.0

Book value per common share at year-end...................  $  13.65   $  12.31   $  12.17   $  12.08   $  12.07
Utility construction expenditures (in thousands)..........  $166,932   $154,198   $190,771   $211,669   $215,081
Net cash from utility operations less
   dividends as a % of construction.......................       153        127        108         99         86

Number of full-time employees --
   Utility................................................     3,467      3,370      3,331      4,077      4,196
   Nonregulated...........................................       163        236        271        274        347



                       MIDAMERICAN ENERGY HOLDINGS COMPANY
              UNAUDITED FIVE-YEAR CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEARS ENDED DECEMBER 31
                                                          -----------------------------------------------------------------------
                                                              1997           1996           1995           1994           1993
                                                          -----------    -----------    -----------    -----------    -----------
OPERATING REVENUES
Electric utility ......................................   $ 1,126,300    $ 1,099,008    $ 1,094,647    $ 1,021,660    $ 1,002,970
Gas utility ...........................................       536,306        536,753        459,588        492,015        538,989
Nonregulated ..........................................       259,675        236,851         95,106        117,550         85,997
                                                          -----------    -----------    -----------    -----------    -----------
                                                            1,922,281      1,872,612      1,649,341      1,631,225      1,627,956
                                                          -----------    -----------    -----------    -----------    -----------
OPERATING EXPENSES
Utility:
  Cost of fuel, energy and capacity ...................       235,760        234,317        230,261        213,987        217,385
  Cost of gas sold ....................................       346,016        345,014        279,025        326,782        366,049
  Other operating expenses ............................       429,794        350,174        399,648        354,190        340,720
  Maintenance .........................................        98,090         88,621         85,363        101,275        101,601
  Depreciation and amortization .......................       170,540        164,592        158,950        154,229        150,822
  Property and other taxes ............................       101,317         92,630         96,350         94,990         93,238
                                                           ----------    -----------    -----------    -----------    ----------
                                                            1,381,517      1,275,348      1,249,597      1,245,453      1,269,815
                                                           ----------    -----------    -----------    -----------    ----------
Nonregulated:
  Cost of sales .......................................       240,182        218,256         70,209         84,515         57,907
  Other ...............................................        30,076         35,370         37,181         36,765         32,296
                                                           ----------     ----------     ----------    -----------    -----------
                                                              270,258        253,626        107,390        121,280         90,203
                                                           ----------     ----------     ----------    -----------    -----------
Total operating expenses ..............................     1,651,775      1,528,974      1,356,987      1,366,733      1,360,018
                                                           ----------     ----------     ----------    -----------    -----------

OPERATING INCOME ......................................       270,506        343,638        292,354        264,492        267,938
                                                           ----------    -----------    -----------    -----------    ----------
NON-OPERATING INCOME
Interest income .......................................         5,318          4,012          4,485          4,334          5,805
Dividend income .......................................        13,792         16,985         16,954         17,087         17,601
Realized gains and losses on securities, net ..........         7,798          1,895            688          7,635          7,915
Other, net ............................................        22,111         (4,020)       (10,467)         4,316         20,842
                                                           ----------     ----------     ----------    -----------    -----------
                                                               49,019         18,872         11,660         33,372         52,163
                                                           ----------     ----------     ----------    -----------    -----------
FIXED CHARGES
Interest on long-term debt ............................        89,898        102,909        105,550        101,267        107,044
Other interest expense ................................        10,034         10,941          9,449          6,446          5,066
Preferred dividends of subsidiaries ...................        14,468         10,689          8,059         10,551          8,367
Allowance for borrowed funds ..........................        (2,597)        (4,212)        (5,552)        (3,955)        (2,186)
                                                          -----------    -----------    -----------    -----------    -----------
                                                              111,803        120,327        117,506        114,309        118,291
                                                          -----------    -----------    -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .       207,722        242,183        186,508        183,555        201,810
INCOME TAXES ..........................................        68,390         98,422         66,803         60,457         67,485
                                                          -----------    -----------    -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS .....................       139,332        143,761        119,705        123,098        134,325
                                                          -----------    -----------    -----------    -----------    -----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS ............        (4,228)       (12,715)         3,059         (2,909)         1,159
                                                          -----------    -----------    -----------    -----------    -----------

NET INCOME ............................................   $   135,104    $   131,046    $   122,764    $   120,189    $   135,484
                                                          ===========    ===========    ===========    ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING .....................        98,058        100,752        100,401         98,531         97,762

EARNINGS PER COMMON SHARE
Continuing operations .................................   $      1.42    $      1.43    $      1.19     $     1.25    $      1.38
Discontinued operations ...............................         (0.04)         (0.13)          0.03          (0.03)          0.01
                                                          -----------    -----------    -----------     ----------    -----------
Earnings per average common share .....................   $      1.38    $      1.30    $      1.22     $     1.22    $      1.39
                                                          ===========    ===========    ===========     ==========    ===========

DIVIDENDS DECLARED PER SHARE ..........................   $      1.20    $      1.20    $      1.18     $     1.17    $      1.17
                                                          ===========    ===========    ===========     ==========    ===========


                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                 UNAUDITED FIVE-YEAR CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 AS OF  DECEMBER 31
                                                           --------------------------------------------------------------
                                                              1997         1996         1995         1994         1993
                                                           ----------   ----------   ----------   ----------   ----------

ASSETS
UTILITY PLANT
Electric................................................   $4,084,920   $4,010,847   $3,881,699   $3,765,004   $3,642,415
Gas.....................................................      756,874      723,491      695,741      663,792      639,276
                                                           ----------   ----------   ----------   ----------   ----------
                                                            4,841,794    4,734,338    4,577,440    4,428,796    4,281,691
Less accumulated depreciation and amortization..........    2,275,099    2,153,058    2,027,055    1,885,870    1,801,668
                                                           ----------   ----------   ----------   ----------   ----------
                                                            2,566,695    2,581,280    2,550,385    2,542,926    2,480,023
Construction work in progress...........................       55,418       49,305      104,164      101,252      111,726
                                                           ----------   ----------   ----------   ----------   ----------
                                                            2,622,113    2,630,585    2,654,549    2,644,178    2,591,749
                                                           ----------   ----------   ----------   ----------   ----------

POWER PURCHASE CONTRACT.................................      173,107      190,897      212,148      221,998      248,643
                                                           ----------   ----------   ----------   ----------   ----------

INVESTMENT IN DISCONTINUED OPERATIONS...................            -      166,320      177,300      186,246      168,907
                                                           ----------   ----------   ----------   ----------   ----------

CURRENT ASSETS
Cash and cash equivalents...............................       10,468       97,749       32,915       28,651       20,657
Receivables less reserves...............................      207,471      312,015      228,128      196,814      216,157
Inventories.............................................       86,091       90,864       85,235       92,248      100,675
Other...................................................       18,452       11,031       18,428       14,288       21,195
                                                           ----------   ----------   ----------   ----------   ----------
                                                              322,482      511,659      364,706      332,001      358,684
                                                           ----------   ----------   ----------   ----------   ----------

INVESTMENTS.............................................      799,524      622,972      646,456      595,510      614,153
                                                           ----------   ----------   ----------   ----------   ----------

OTHER ASSETS............................................      360,865      399,415      414,938      408,961      369,937
                                                           ----------   ----------   ----------   ----------   ----------

TOTAL ASSETS............................................   $4,278,091   $4,521,848   $4,470,097   $4,388,894   $4,352,073
                                                           ==========   ==========   ==========   ==========   ==========


CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity.............................   $1,301,286   $1,239,946   $1,225,715   $1,204,112   $1,180,510
Preferred shares, not subject to mandatory redemption...       31,763       31,769       89,945       89,955      109,871
Preferred shares, subject to mandatory redemption.......      150,000      150,000       50,000       50,000       50,000
Long-term debt (excluding current portion)..............    1,034,211    1,395,103    1,403,322    1,398,255    1,341,003
                                                           ----------   ----------   ----------   ----------   ----------
                                                            2,517,260    2,816,818    2,768,982    2,742,322    2,681,384
                                                           ----------   ----------   ----------   ----------   ----------

CURRENT LIABILITIES
Notes payable...........................................      138,054      161,990      184,800      124,500      173,035
Current portion of long-term debt.......................      144,558       79,598       65,295       72,872       66,371
Current portion of power purchase contract..............       14,361       13,718       13,029       12,080       10,830
Accounts payable........................................      145,855      169,806      122,055      106,152      123,618
Taxes accrued...........................................       92,629       82,254       81,898       91,653      110,923
Interest accrued........................................       22,355       28,513       30,635       30,659       31,021
Other...................................................       38,766       22,830       46,267       44,974       49,470
                                                           ----------   ----------   ----------   ----------   ----------
                                                              596,578      558,709      543,979      482,890      565,268
                                                           ----------   ----------   ----------   ----------   ----------

OTHER LIABILITIES
Power purchase contract.................................       83,143       97,504      112,700      125,729      140,655
Deferred income taxes...................................      761,795      722,300      724,587      712,307      659,753
Investment tax credit...................................       83,127       88,842       95,041      100,871      106,729
Other ..................................................      236,188      237,675      224,808      224,775      198,284
                                                           ----------   ----------   ----------   ----------   ----------
                                                            1,164,253    1,146,321    1,157,136    1,163,682    1,105,421
                                                           ----------   ----------   ----------   ----------   ----------

TOTAL CAPITALIZATION AND LIABILITIES....................   $4,278,091   $4,521,848   $4,470,097   $4,388,894   $4,352,073
                                                           ==========   ==========   ==========   ==========   ==========

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                 UNAUDITED UTILITY FIVE-YEAR ELECTRIC STATISTICS


YEARS ENDED DECEMBER 31                               1997         1996          1995          1994          1993
                                                   ----------   -----------   ----------    ----------    -----------

REVENUES (in thousands)
Residential....................................    $  417,845   $   415,954   $  434,105    $  400,346    $   386,047
Small general service..........................       246,927       237,466      252,427       253,703        242,205
Large general service..........................       249,444       241,172      219,075       204,481        193,616
Other sales....................................        62,261        60,476       60,160        57,731         56,198
Sales for resale...............................       124,741       121,452      105,472        84,260        104,461
                                                   ----------   -----------   ----------    ----------    -----------
    Total from electric sales..................     1,101,218     1,076,520    1,071,239     1,000,521        982,527
Other electric revenue.........................        25,082        22,488       23,408        21,139         20,443
                                                   ----------   -----------   ----------    ----------    -----------
    Total......................................    $1,126,300   $ 1,099,008   $1,094,647    $1,021,660    $ 1,002,970
                                                   ==========   ===========   ==========    ==========    ===========

KWH SALES (in thousands)
Residential....................................     4,740,688     4,652,031    4,767,608     4,500,265      4,475,883
Small general service..........................     3,725,873     3,565,459    3,920,792     4,062,993      3,937,360
Large general service..........................     6,204,087     6,067,325    5,351,933     5,091,685      4,851,493
Other..........................................       995,295       988,022      957,463       938,620        930,117
Sales for resale...............................     6,987,268     6,727,326    5,509,161     3,605,092      5,566,208
                                                   ----------   -----------  -----------   -----------    -----------
    Total......................................    22,653,211    22,000,163   20,506,957    18,198,655     19,761,061
                                                   ==========   ===========  ===========   ===========    ===========

REVENUES FROM SALES AS A % OF TOTAL
Residential....................................          37.9          38.6         40.5          40.0           39.3
Small general service..........................          22.4          22.1         23.6          25.4           24.7
Large general service..........................          22.7          22.4         20.5          20.4           19.7
Other..........................................           5.7           5.6          5.6           5.8            5.7
Sales for resale...............................          11.3          11.3          9.8           8.4           10.6
                                                   ----------   -----------   ----------    ----------   ------------
    Total......................................         100.0         100.0        100.0         100.0          100.0
                                                   ==========   ===========   ==========    ==========   ============

SALES AS A % OF TOTAL
Residential....................................          20.9          21.1         23.2          24.7           22.7
Small general service..........................          16.5          16.2         19.1          22.3           19.9
Large general service..........................          27.4          27.6         26.1          28.0           24.5
Other..........................................           4.4           4.5          4.7           5.2            4.7
Sales for resale...............................          30.8          30.6         26.9          19.8           28.2
                                                   ----------   -----------   ----------    ----------   ------------
    Total......................................         100.0         100.0        100.0         100.0          100.0
                                                   ==========   ===========   ==========    ==========   ============

RETAIL ELECTRIC SALES BY JURISDICTION (%)
Iowa...........................................          88.6          88.7         88.4          88.6           88.7
Illinois.......................................          10.7          10.6         11.0          10.9           10.9
South Dakota...................................           0.7           0.7          0.6           0.5            0.4
                                                   ----------   -----------   ----------    ----------   ------------
    Total .....................................         100.0         100.0        100.0         100.0          100.0
                                                   ==========   ===========   ==========    ==========   ============

CUSTOMERS (end of year)
Residential....................................       563,189       557,637      551,384       548,106        541,220
Small general service..........................        73,488        73,022       72,616        69,905         68,829
Large general service..........................         1,000           982          945           743            744
Other..........................................        10,047         9,937        9,744         9,518          9,572
Sales for resale...............................            47            55           55            59             63
                                                   ----------   -----------   ----------    ----------   ------------
    Total......................................       647,771       641,633      634,744       628,331        620,428
                                                   ==========   ===========   ==========    ==========   ============

ANNUAL AVERAGE PER RESIDENTIAL CUSTOMER
Revenue per Kwh (cents)........................          8.81          8.94         9.11          8.90           8.62
KWh sales......................................         8,463         8,392        8,670         8,265          8,310

COOLING DEGREE DAYS
Actual.........................................           883           788        1,112           912            813
Percent warmer (colder) than normal............          (7.5)        (17.5)        14.1          (6.5)         (16.4)

ELECTRIC PEAK DEMAND (net MW)..................         3,548         3,537        3,553         3,226          3,284

SUMMER NET ACCREDITED CAPABILITY (MW)..........         4,293         4,301        4,311         4,145          4,072



                      MIDAMERICAN ENERGY HOLDINGS COMPANY
                   UNAUDITED UTILITY FIVE-YEAR GAS STATISTICS

YEARS ENDED DECEMBER 31                                 1997        1996        1995        1994        1993
                                                     ---------   ---------   ---------   ---------   ---------

REVENUES (in thousands)
Residential.......................................   $ 339,924   $ 338,605   $ 279,819   $ 287,171   $ 319,359
Small general service.............................     152,661     153,616     128,501     142,894     150,913
Large general service.............................      15,201      17,670      23,280      36,729      37,761
Sales for resale and other........................       2,914       2,050       5,303       5,514      10,376
                                                     ---------   ---------   ---------   ---------   ---------
   Total revenue from gas sales ..................     510,700     511,941     436,903     472,308     518,409
Gas transported...................................      20.443      20,155      16,677      12,842      13,457
Other gas revenues................................       5,163       4,657       6,008       6,865       7,123
                                                     ---------   ---------   ---------   ---------   ---------
   Total..........................................   $ 536,306   $ 536,753   $ 459,588   $ 492,015   $ 538,989
                                                     =========   =========   =========   =========   =========

THROUGHPUT (MMBtu in thousands)
Sales
   Residential....................................      57,039      61,732      57,153      54,732      60,612
   Small general service..........................      31,066      33,642      32,786      32,677      34,504
   Large general service..........................       3,920       4,634       6,222       8,253       9,681
   Sales for resale and other.....................       1,800         977       3,582       3,231       4,305
                                                     ---------   ---------   ---------   ---------    --------
     Total sales..................................      93,825     100,985      99,743      98,893     109,102
Gas transported...................................      58,804      54,618      50,695      43,293      39,570
                                                     ---------   ---------   ---------   ---------    --------
   Total..........................................     152,629     155,603     150,438     142,186     148,672
                                                     =========   =========   =========   =========    ========

REVENUES FROM THROUGHPUT AS A % OF TOTAL
Residential.......................................        64.0        63.6        61.7        59.2        60.0
Small general service.............................        28.7        28.9        28.3        29.4        28.4
Large general service.............................         2.9         3.3         5.1         7.6         7.1
Sales for resale and other........................         0.5         0.4         1.2         1.1         2.0
Gas transported...................................         3.9         3.8         3.7         2.7         2.5
                                                     ---------   ---------   ---------   ---------    --------
   Total..........................................       100.0       100.0       100.0       100.0       100.0
                                                     =========   =========   =========   =========    ========

SALES AS A % OF TOTAL (excludes gas transported)
Residential.......................................        60.8        61.1        57.3        55.3        55.6
Small general service.............................        33.1        33.3        32.9        33.0        31.6
Large general service.............................         4.2         4.6         6.2         8.4         8.9
Sales for resale and other........................         1.9         1.0         3.6         3.3         3.9
                                                     ---------   ---------   ---------   ---------    --------
   Total..........................................       100.0       100.0       100.0       100.0       100.0
                                                     =========   =========   =========   =========    ========

RETAIL GAS SALES BY JURISDICTION (%)
Iowa..............................................        79.1        78.0        77.1        76.6        74.5
Illinois..........................................        10.4        11.0        11.6        11.9        11.4
South Dakota......................................         9.8        10.3        10.6        10.8         5.4
Other.............................................         0.7         0.7         0.7         0.7         8.7
                                                     ---------   ---------   ---------   ---------    --------
   Total .........................................       100.0       100.0       100.0       100.0       100.0
                                                     =========   =========   =========   =========    ========
CUSTOMERS (end of year)
Residential.......................................     558,501     550,786     541,732     535,301     526,863
Small general service.............................      58,739      58,059      57,207      55,855      54,972
Large general service.............................         767         821         830         876         868
Gas transported and other.........................         569         504       1,128         171         128
                                                     ---------   ---------   ---------   ---------    --------
   Total..........................................     618,576     610,170     600,897     592,203     582,831
                                                     =========   =========   =========   =========    ========

ANNUAL AVERAGES PER RESIDENTIAL CUSTOMER
Revenue per MMBtu.................................   $    5.96   $    5.49   $    4.90   $    5.25    $   5.27
MMBtu sales.......................................         103         113         106         103         111

HEATING DEGREE DAYS
Actual............................................       6,872       7,445       6,841       6,565       7,097
Percent colder (warmer) than normal...............         1.6        10.1         0.9        (3.5)        3.2

COST PER MMBTU....................................   $    3.69   $    3.42   $    2.80   $    3.30    $   3.36


                                                              SCHEDULE II


              MIDAMERICAN ENERGY HOLDINGS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                 (In Thousands)


  Column A                       Column B    Column C    Column D     Column E

                                Balance at   Additions                Balance at
                                Beginning     Charged                    End
Description                      of Year     to Income   Deductions    of Year
-----------                     ----------   ---------   ----------   ---------
Reserves Deducted From Assets
  To Which They Apply:

  Reserve for uncollectible
    accounts:

   Year ended 1997...........    $2,093      $7,683       $(9,429)     $  347
                                 ======      ======       =======      ======

   Year ended 1996...........    $2,296      $6,145       $(6,348)     $2,093
                                 ======      ======       =======      ======

   Year ended 1995...........    $2,099      $4,934       $(4,737)     $2,296
                                 ======      ======       =======      ======


Reserves Not Deducted
  From Assets:


   Year ended 1997...........    $4,267      $3,971       $(1,981)     $6,257
                                 ======      ======       =======      ======

   Year ended 1996...........    $3,177      $2,683       $(1,593)     $4,267
                                 ======      ======       =======      ======

   Year ended 1995...........    $4,574      $2,662       $(4,059)     $3,177
                                 ======      ======       =======      ======

                                                                 SCHEDULE II


                           MIDAMERICAN ENERGY COMPANY
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                 (In Thousands)


  Column A                         Column B   Column C    Column D    Column E

                                  Balance at  Additions              Balance at
                                  Beginning   Charged                   End
Description                        of Year    to Income  Deductions    of Year
-----------                       ----------  ---------  ----------  ----------
Reserves Deducted From Assets
  To Which They Apply:

  Reserve for uncollectible
    accounts:

   Year ended 1997..............     $1,845    $7,386     $(9,231)    $    -
                                     ======    ======     =======     ======

   Year ended 1996..............     $2,214    $5,854     $(6,223)    $1,845
                                     ======    ======     =======     ======

   Year ended 1995..............     $2,008    $4,680     $(4,474)    $2,214
                                     ======    ======     =======     ======


Reserves Not Deducted
  From Assets:


   Year ended 1997..............     $4,267    $2,971     $(1,981)    $5,257
                                     ======    ======     =======     ======

   Year ended 1996..............     $3,177    $2,683     $(1,593)    $4,267
                                     ======    ======     =======     ======

   Year ended 1995..............     $4,574    $2,662     $(4,059)    $3,177
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



                                  MIDAMERICAN ENERGY HOLDINGS COMPANY
                                  MIDAMERICAN ENERGY COMPANY
                                  -----------------------------------
                                       Registrants



Date: March 19, 1998          By  /s/  Stanley J. Bright
                                  ---------------------------------------------
                                  (Stanley J. Bright)  Chairman, President, and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated:

        Signature                    Title                      Date
        ---------                    -----                      ----
MidAmerican Energy Holdings Company



/s/  Stanley J. Bright           Chairman, President and     March 19, 1998
------------------------------   Chief Executive Officer
    (Stanley J. Bright)



/s/  Alan L. Wells               Senior Vice President and   March 19, 1998
------------------------------   Chief Financial Officer
    (Alan L. Wells)



/s/  John W. Aalfs               Director                    March 19, 1998
------------------------------
    (John W. Aalfs)



/s/  Ross D. Christensen         Director                    March 19, 1998
------------------------------
     (Ross D. Christensen)



/s/  Russell E. Christiansen     Director                    March 19, 1998
------------------------------
    (Russell  E. Christiansen)

/s/  John W. Colloton            Director                    March 19, 1998
------------------------------
    (John W. Colloton)



/s/  Frank S. Cottrell           Director                    March 19, 1998
------------------------------
    (Frank S. Cottrell)



/s/  Jack W. Eugster             Director                    March 19, 1998
------------------------------
    (Jack W. Eugster)



/s/  Mel Foster, Jr.             Director                    March 19, 1998
------------------------------
    (Mel Foster, Jr.)



/s/  Nolden Gentry               Director                    March 19, 1998
------------------------------
    (Nolden Gentry)



/s/  James M. Hoak, Jr.          Director                    March 19, 1998
------------------------------
    (James M. Hoak, Jr.)



/s/  Richard L. Lawson           Director                    March 19, 1998
------------------------------
    (Richard L. Lawson)



/s/  Robert L. Peterson          Director                    March 19, 1998
------------------------------
    (Robert L. Peterson)



/s/  Nancy L. Seifert            Director                    March 19, 1998
------------------------------
    (Nancy L. Seifert)



/s/  W. Scott Tinsman            Director                    March 19, 1998
------------------------------
    (W. Scott Tinsman)



/s/  Leonard L. Woodruff         Director                    March 19, 1998
------------------------------
    (Leonard L. Woodruff)

MidAmerican Energy Company




/s/ Stanley J. Bright            Chairman, President and     March 19, 1998
------------------------------   Chief Executive Officer
   (Stanley  J. Bright)


/s/  Alan L. Wells               Senior Vice President and   March 19, 1998
------------------------------   Chief Financial Officer
     (Alan L. Wells)



/s/  David J. Levy               Director                    March 19, 1998
------------------------------
    (David J. Levy)



/s/  John A. Rasmussen, Jr.      Director                    March 19, 1998
------------------------------
    (John A. Rasmussen, Jr.)



/s/  Wayne O. Smith              Director                    March 19, 1998
------------------------------
    (Wayne O. Smith)



/s/  Ronald W. Stepien           Director                    March 19, 1998
------------------------------
    (Ronald W. Stepien)



/s/  Beverly A. Wharton          Director                    March 19, 1998
------------------------------
    (Beverly A. Wharton)

EXHIBIT INDEX

Exhibits Filed Herewith
-----------------------

     The exhibits filed herewith are attached to this combined Form 10-K in numerical order. They are listed below under the heading of the registrant or registrants to whom they apply.

Holdings

12.1     Computation of ratios of earnings to fixed charges and  computation of
         ratios  of  earnings  to  fixed   charges  plus   preferred   dividend
         requirements.

21.1     Subsidiaries of the Registrant.

23.1     Consent of Coopers & Lybrand L.L.P.


MidAmerican

3.3 Restated Articles of Incorporation of MidAmerican Energy Company, as amended December 22, 1997.

12.2     Computation of ratios of earnings to fixed charges and  computation of
         ratios  of  earnings  to  fixed   charges  plus   preferred   dividend
         requirements.

21.2     Subsidiaries of the Registrant.

23.3     Consent of Coopers & Lybrand L.L.P.

Exhibits Incorporated by Reference
----------------------------------
Holdings

 3.1 Restated Articles of Incorporation of MidAmerican Energy Holdings Company, as amended December 19, 1996. (Filed as Exhibit 3.1 to Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-12459.)

3.2 Bylaws of MidAmerican Energy Holdings Company, as amended July 24, 1996. (Filed as Exhibit 3.2 to Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-12459.)

 4.1 Shareholder Rights Agreement dated as of December 18, 1996 between Holding's and Continental Stock Transfer and Trust Company. (Filed as
         Exhibit 4 to Holdings' Current Report on Form 8-K dated December 18, 1996, Commission File No. 1-12459.)

10.39 Form of Indemnity Agreement between MidAmerican Energy Holdings Company and its directors and officers. (Filed as Exhibit 10.2 to Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-12459.)

10.40 Employment Agreement between Stanley J. Bright and MidAmerican Energy Holdings Company dated January 24, 1996. (Filed as Exhibit 10.3 to Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-12459.)

10.41 Employment Agreement between Russell E. Christiansen and MidAmerican Energy Holdings Company dated January 24, 1996, as amended January 29, 1997. (Filed as Exhibit 10.4 to Holdings' Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-12459.)

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

4.11 Resignation and Appointment of successor Individual Trustee. (Filed by Iowa-Illinois as Exhibit 4.B.30 to Commission File No. 33-39211.)

4.13 Twenty-Eighth Supplemental Indenture dated as of May 15, 1992. (Filed as Exhibit 4.31.B to Iowa-Illinois' Current Report on Form 8-K dated May 21, 1992, Commission File No. 1-3573.)

4.14 Twenty-Ninth Supplemental Indenture dated as of March 15, 1993. (Filed as Exhibit 4.32.A to Iowa-Illinois' Current Report on Form 8-K dated March 24, 1993, Commission File No. 1-3573.)

4.15 Thirtieth Supplemental Indenture dated as of October 1, 1993. (Filed as Exhibit 4.34.A to Iowa-Illinois' Current Report on Form 8-K dated October 7, 1993, Commission File No. 1-3573.)

4.16 Sixth Supplemental Indenture dated as of July 1, 1995, between Midwest Power Systems Inc. and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.15 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

4.17 Thirty-First Supplemental Indenture dated as of July 1, 1995, between Iowa-Illinois Gas and Electric Company and Harris Trust and Savings Bank, Trustee. (Filed as Exhibit 4.16 to MidAmerican's Annual Report on Form 10-K dated December 31, 1995, Commission File No. 1-11505.)

10.1 MidAmerican Energy Company Severance Plan For Specified Officers dated November 1, 1996. (Filed as Exhibit 10.1 to Holdings' and MidAmerican's respective Annual Reports on the combined Form 10-K for the year ended December 31, 1996, Commission File Nos. 1-12459 and 1-11505, respectively.)

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

10.42 Amendment No. 5 dated September 2, 1997, to the Power Sales contract between MidAmerican Energy Company and Nebraska Public Power District, dated September 22, 1967. (Filed as Exhibit 10.2 to Holdings' and MidAmerican's respective Quarterly Reports on the combined Form 10-Q for the quarter ended September 30, 1997, Commission File Nos. 1-12459 and 1-11505, respectively.)

10.43 Amendment No. 1 dated October 29, 1997, to the MidAmerican Energy Company 1995 Long-Term Incentive Plan. (Filed as Exhibit 10.1 to Holdings' and MidAmerican's respective Quarterly Reports on the combined Form 10-Q for the quarter ended September 30, 1997, Commission File Nos. 1-12459 and 1-11505, respectively.)

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