Form 10-K/A
period 1997-12-31
MIDAMERICAN ENERGY HOLDINGS CO; MIDAMERICAN ENERGY CO
filed 1998-04-28
CIK 1009526, 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 1
(Mark One)

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

99.1 MidAmerican Energy Company Employee Stock Purchase Plan Annual Report on Form 11-K.

MidAmerican

3.3 Restated Articles of Incorporation of MidAmerican Energy Company, as amended December 22, 1997.

12.2     Computation of ratios of earnings to fixed charges and  computation of
         ratios  of  earnings  to  fixed   charges  plus   preferred   dividend
         requirements.

21.2     Subsidiaries of the Registrant.

23.3     Consent of Coopers & Lybrand L.L.P.

99.2 Iowa Power Inc. Payroll-Based Employee Stock Ownership Plan Annual Report on Form 11-K.

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


                                             MIDAMERICAN ENERGY HOLDINGS COMPANY
                                                  MIDAMERICAN ENERGY COMPANY
                                                         (Registrants)








Date  April 27, 1998                           /s/ Larry M. Smith
     ---------------                          ----------------------------------
                                                  Larry M. Smith
                                                  Vice President and Controller