Form 10-Q
period 1998-03-31
MIDAMERICAN ENERGY HOLDINGS CO; MIDAMERICAN ENERGY CO
filed 1998-05-15
CIK 1009526, 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1998
                                ----------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   -----------------------

Commission         Registrant, State of Incorporation,        IRS Employer
File Number          Address and Telephone Number           Identification No.
------------       ----------------------------------       ------------------

1-12459            MIDAMERICAN ENERGY HOLDINGS COMPANY      42-1451822
                        (An Iowa Corporation)
                      666 Grand Ave. PO Box 657
                         Des Moines, Iowa 50303
                             515-242-4300

1-11505               MIDAMERICAN ENERGY COMPANY            42-1425214
                         (An Iowa Corporation)
                       666 Grand Ave. PO Box 657
                        Des Moines, Iowa 50303
                           515-242-4300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ----    ----

     Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.

  Registrant            Class             Shares Outstanding at April 30, 1998
------------------   ----------------     ------------------------------------
MidAmerican Energy     Common Stock       94,595,982
  Holdings Company   without par value

MidAmerican Energy     Common Stock       70,980,203 (all of which were held by
  Company            without par value    MidAmerican Energy Holdings Company)

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                                       AND
                           MIDAMERICAN ENERGY COMPANY


This combined Form 10-Q is separately filed by MidAmerican Energy Holdings Company (Company or Holdings) and MidAmerican Energy Company (MidAmerican). Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, MidAmerican makes no representation as to information relating to any other subsidiary of Holdings.



                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION            PAGE NO.

ITEM 1.  Financial Statements

                       MidAmerican Energy Holdings Company

         Consolidated Statements of Income............................... 3
         Consolidated Statements of Comprehensive Income................. 4
         Consolidated Balance Sheets..................................... 5
         Consolidated Statements of Cash Flows........................... 6
         Notes to Consolidated Financial Statements...................... 7

                           MidAmerican Energy Company

         Consolidated Statements of Income...............................12
         Consolidated Balance Sheets.....................................13
         Consolidated Statements of Cash Flows...........................14
         Notes to Consolidated Financial Statements......................15

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................16

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk......37

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...............................................38

ITEM 6.  Exhibits and Reports on Form 8-K................................39

Signatures...............................................................40

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, except per share amounts)

                                                     Three Months              Twelve Months
                                                    Ended March 31             Ended March 31
                                              -------------------------   -------------------------
                                                 1998          1997          1998          1997
                                              -----------   -----------   -----------   -----------
OPERATING REVENUES
Electric utility ...........................  $   256,354   $   254,316   $ 1,128,338   $ 1,091,050
Gas utility ................................      173,200       211,565       497,941       552,332
Nonregulated ...............................       41,974       114,278       187,371       301,793
                                              -----------   -----------   -----------   -----------
                                                  471,528       580,159     1,813,650     1,945,175
                                              -----------   -----------   -----------   -----------

OPERATING EXPENSES
Utility:
  Cost of fuel, energy and capacity ........       45,199        59,283       221,676       232,225
  Cost of gas sold .........................      105,321       141,833       309,504       364,111
  Other operating expenses .................      106,777        93,607       442,964       356,180
  Maintenance ..............................       22,583        23,749        96,924        93,634
  Depreciation and amortization ............       44,191        42,008       172,723       165,656
  Property and other taxes .................       25,470        25,490       101,297        92,943
                                              -----------   -----------   -----------   -----------
                                                  349,541       385,970     1,345,088     1,304,749
                                              -----------   -----------   -----------   -----------
Nonregulated:
  Cost of sales ............................       39,036       108,970       170,248       284,479
  Other ....................................        6,309         7,986        28,399        35,217
                                              -----------   -----------   -----------   -----------
                                                   45,345       116,956       198,647       319,696
                                              -----------   -----------   -----------   -----------
  Total operating expenses..................      394,886       502,926     1,543,735     1,624,445
                                              -----------   -----------   -----------   -----------
OPERATING INCOME ...........................       76,642        77,233       269,915       320,730
                                              -----------   -----------   -----------   -----------

NON-OPERATING INCOME
Interest income ............................        2,452         1,553         6,217         4,060
Dividend income ............................        2,714         3,548        12,958        16,027
Realized gains and losses on securities, net        1,065           518         8,345          (312)
Other, net .................................        5,657         3,985        23,783        (1,707)
                                              -----------   -----------   -----------   -----------
                                                   11,888         9,604        51,303        18,068
                                              -----------   -----------   -----------   -----------
FIXED CHARGES
Interest on long-term debt .................       20,284        23,463        86,719       100,267
Other interest expense .....................        3,212         1,329        11,917         9,234
Preferred dividends of subsidiaries ........        3,232         4,769        12,931        12,981
Allowance for borrowed funds ...............         (754)         (709)       (2,642)       (3,485)
                                              -----------   -----------   -----------   -----------
                                                   25,974        28,852       108,925       118,997
                                              -----------   -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ......................       62,556        57,985       212,293       219,801
INCOME TAXES ...............................       23,823        23,811        68,402        90,271
                                              -----------   -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS ..........       38,733        34,174       143,891       129,530

DISCONTINUED OPERATIONS
Income from operations (net of income taxes)           --           290          (408)         (235)
Loss on disposal (net of income taxes) .....           --          (524)       (3,586)      (15,356)
                                              -----------   -----------   -----------   -----------
                                                       --          (234)       (3,994)      (15,591)
                                              -----------   -----------   -----------   -----------

NET INCOME .................................  $    38,733   $    33,940   $   139,897   $   113,939
                                              ===========   ===========   ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING ..........       94,857       100,458        96,663       100,661

EARNINGS PER COMMON SHARE:  BASIC AND DILUTED
Continuing operations ......................  $      0.41   $      0.34   $      1.49   $      1.29
Discontinued operations ....................           --            --         (0.04)        (0.16)
                                              -----------   -----------   -----------   -----------
Earnings per average common share ..........  $      0.41   $      0.34   $      1.45   $      1.13
                                              ===========   ===========   ===========   ===========
DIVIDENDS DECLARED PER SHARE ...............  $      0.30   $      0.30   $      1.20   $      1.20
                                              ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these statements.


                      MIDAMERICAN ENERGY HOLDINGS COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                              THREE MONTHS           TWELVE MONTHS
                                                             ENDED MARCH 31          ENDED MARCH 31
                                                          ---------------------   ---------------------
                                                            1998        1997        1998        1997
                                                          ---------   ---------   ---------   ---------

NET INCOME ............................................   $  38,733   $  33,940   $ 139,897   $ 113,939
                                                          ---------   ---------   ---------   ---------

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
  Unrealized holding gains during period ..............      82,856       4,126     302,657       6,961
  Less reclassification adjustment for realized gains
    (losses) reflected in net income during period ....       1,065         518       8,334        (312)
                                                          ---------   ---------   ---------   ---------
                                                             81,791       3,608     294,323       7,273
  Income tax expense ..................................      28,548       1,218     102,898       2,500
                                                          ---------   ---------   ---------   ---------
    Other comprehensive income, net ...................      53,243       2,390     191,425       4,773
                                                          ---------   ---------   ---------   ---------

COMPREHENSIVE INCOME ..................................   $  91,976   $  36,330   $ 331,322   $ 118,712
                                                          =========   =========   =========   =========


The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              AS OF
                                                              -------------------------------------
                                                                     MARCH 31           DECEMBER 31
                                                              ------------------------  -----------
                                                                 1998         1997         1997
                                                              -----------  -----------  -----------
                                                                    (UNAUDITED)
ASSETS
UTILITY PLANT
Electric ...................................................  $ 4,095,470  $ 4,033,782  $ 4,084,920
Gas ........................................................      759,847      726,906      756,874
                                                              -----------  -----------  -----------
                                                                4,855,317    4,760,688    4,841,794
Less accumulated depreciation and amortization .............    2,312,812    2,188,624    2,275,099
                                                              -----------  -----------  -----------
                                                                2,542,505    2,572,064    2,566,695
Construction work in progress ..............................       62,034       39,104       55,418
                                                              -----------  -----------  -----------
                                                                2,604,539    2,611,168    2,622,113
                                                              -----------  -----------  -----------

POWER PURCHASE CONTRACT ....................................      170,771      190,326      173,107
                                                              -----------  -----------  -----------

INVESTMENT IN DISCONTINUED OPERATIONS ......................           --        6,334           --
                                                              -----------  -----------  -----------
CURRENT ASSETS
Cash and cash equivalents ..................................       34,637       93,010       10,468
Receivables ................................................      158,502      233,407      207,471
Inventories ................................................       40,890       59,704       86,091
Other ......................................................       16,324       14,932       18,452
                                                              -----------  -----------  -----------
                                                                  250,353      401,053      322,482
                                                              -----------  -----------  -----------

INVESTMENTS AND NONREGULATED PROPERTY, NET .................      907,528      615,638      799,524
                                                              -----------  -----------  -----------

OTHER ASSETS ...............................................      343,161      395,862      360,865
                                                              -----------  -----------  -----------

TOTAL ASSETS ...............................................  $ 4,276,352  $ 4,220,381  $ 4,278,091
                                                              ===========  ===========  ===========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity ................................  $ 1,349,011  $ 1,225,953  $ 1,301,286
MidAmerican preferred securities, not subject to
  mandatory redemption .....................................       31,761       31,766       31,763
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities .........................       50,000       50,000       50,000
  MidAmerican-obligated preferred securities of
    subsidiary trust holding solely MidAmerican
    junior subordinated debentures .........................      100,000      100,000      100,000
Long-term debt (excluding current portion) .................    1,037,598    1,118,723    1,034,211
                                                              -----------  -----------  -----------
                                                                2,568,370    2,526,442    2,517,260
                                                              -----------  -----------  -----------
CURRENT LIABILITIES
Notes payable ..............................................      141,063       40,209      138,054
Current portion of long-term debt ..........................       69,651      155,202      144,558
Current portion of power purchase contract .................       14,361       13,718       14,361
Accounts payable ...........................................      140,198      147,352      145,855
Taxes accrued ..............................................      105,720      123,650       92,629
Interest accrued ...........................................       18,807       23,578       22,355
Other ......................................................       33,515       52,445       38,766
                                                              -----------  -----------  -----------
                                                                  523,315      556,154      596,578
                                                              -----------  -----------  -----------
OTHER LIABILITIES
Power purchase contract ....................................       83,143       97,504       83,143
Deferred income taxes ......................................      785,610      716,062      761,795
Investment tax credit ......................................       81,700       87,414       83,127
Other ......................................................      234,214      236,805      236,188
                                                              -----------  -----------  -----------
                                                                1,184,667    1,137,785    1,164,253
                                                              -----------  -----------  -----------
TOTAL CAPITALIZATION AND LIABILITIES .......................  $ 4,276,352  $ 4,220,381  $ 4,278,091
                                                              ===========  ===========  ===========

The accompanying notes are an integral part of these statements.


                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             THREE MONTHS ENDED MARCH 31
                                                             ---------------------------
                                                                  1998         1997
                                                                ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................   $  38,733    $  33,940
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization .............................      48,437       48,409
  Net decrease in deferred income taxes and
    investment tax credit, net ..............................      (5,373)      (4,823)
  Amortization of other assets ..............................       9,212        6,878
  Loss from discontinued operations .........................          --          234
  Gain on sale of securities, assets and other investments ..      (7,532)      (1,465)
  Other-than-temporary decline in value of investments ......          39          160
  Impact of changes in working capital, net of effects
    from discontinued operations ............................      94,933      144,109
  Other .....................................................       2,225       (4,045)
                                                                ---------    ---------
    Net cash provided .......................................     180,674      223,397
                                                                ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ...........................     (24,686)     (26,603)
Quad Cities Nuclear Power Station decommissioning trust fund       (2,813)      (2,140)
Deferred energy efficiency expenditures .....................          --       (3,723)
Nonregulated capital expenditures ...........................     (21,198)      (2,625)
Purchase of securities ......................................     (53,230)     (63,343)
Proceeds from sale of securities ............................      52,045       78,652
Proceeds from sale of assets and other investments ..........       8,199       13,144
Investment in discontinued operations .......................          --      152,713
Other investing activities, net .............................      (2,778)       1,600
                                                                ---------    ---------
  Net cash (used) provided ..................................     (44,461)     147,675
                                                                ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid .......................................     (28,376)     (30,179)
Retirement of long-term debt, including reacquisition cost ..     (75,031)     (29,025)
Reacquisition of preferred shares ...........................          (3)          (3)
Reacquisition of common shares ..............................     (14,843)     (20,329)
Increase (decrease) in MidAmerican Capital Company
  unsecured revolving credit facility .......................       3,200     (174,500)
Net increase(decrease) in notes payable .....................       3,009     (121,780)
                                                                ---------    ---------
  Net cash used .............................................    (112,044)    (375,816)
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........      24,169       (4,744)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............      10,468       97,749
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $  34,637    $  93,005
                                                                =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ...................   $  25,134    $  30,270
                                                                =========    =========
Income taxes paid ...........................................   $     724    $      63
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

     MidAmerican is evaluating 26 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether MidAmerican has any responsibility for remedial action. MidAmerican is currently conducting field investigations at seventeen of the sites and has completed investigations at one of the sites. In addition, MidAmerican has completed removals at three of the sites. MidAmerican is continuing to evaluate several of the sites to determine its responsibility, if any, for conducting site investigations or other site activity.

     MidAmerican's present estimate of probable remediation costs for the sites discussed above as of March 31, 1998 is $21 million. This estimate has been recorded as a liability and a regulatory asset for future recovery. The Illinois Commerce Commission (ICC) has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. MidAmerican's present rates in Iowa provide for a fixed annual recovery of MGP costs. MidAmerican intends to pursue recovery of the remediation costs from other PRPs and its insurance carriers.

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

C)   RATE MATTERS:

     As a result of a negotiated settlement in Illinois, MidAmerican reduced its Illinois electric service rates by annual amounts of $13.1 million and $2.4 million, effective November 3, 1996, and June 1, 1997, respectively.

     On June 27, 1997, the Iowa Utilities Board (IUB) approved a March 1997 settlement agreement between MidAmerican, the Iowa Office of Consumer Advocate
(OCA) and other parties in a consolidated rate proceeding involving MidAmerican's electric pricing proposal and a filing by the OCA. The agreement includes a number of components of MidAmerican's pricing proposal as follows:

     * Prices for residential customers were reduced $8.5 million annually and $10.0 million annually, effective November 1, 1996, and July 11, 1997, respectively, and will be reduced an additional $5.0 million annually on June 1, 1998, for a total annual decrease of $23.5 million.

     * Rates for commercial and industrial customers will be reduced a total of $10 million annually by June 1, 1998, through pilot projects, negotiated rates with individual customers and, if needed, a base rate reduction currently scheduled to be effective June 1, 1998.

     *  A  tracking   mechanism  to  currently   recover  the  cost  of  capital
improvements required by the Cooper Nuclear Station Power Purchase Contract which will offset approximately $6 million of the rate reductions in 1998.

     * Elimination of the Iowa energy adjustment clause (EAC). Prior to July 11, 1997, MidAmerican collected fuel costs from Iowa customers on a current basis through the EAC, and thus, fuel costs had little impact on net income. Since then, base rates for Iowa customers include a factor for recovery of a representative level of fuel costs. To the extent actual fuel costs vary from that factor, pre-tax earnings are impacted. The fuel cost factor will be reviewed in February 1999 and adjusted prospectively if actual 1998 fuel costs vary 15% above or below the factor included in base rates.

     * If MidAmerican's annual Iowa electric jurisdictional return on common equity exceeds 12%, then an equal sharing between customers and shareholders of earnings above the 12% level begins; if it exceeds 14%, then two-thirds of MidAmerican's share of those earnings will be used for accelerated recovery of certain regulatory assets. The agreement permits MidAmerican to file for increased rates if the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%.

     * MidAmerican will develop a pilot program for a market access service which allows customers with at least 4 MW of load to choose energy suppliers. The pilot program, which is subject to approval by the IUB and the Federal Energy Regulatory Commission (FERC), is limited to 60 MW of participation the first year and can be expanded by 15 MW annually until the conclusion of the program. Any loss of revenues associated with the pilot program will be considered part of the $10 million annual reduction for commercial and industrial customers as described above, but may not be recovered from other customer classes. The program was filed with the IUB and the FERC in September 1997. The Company anticipates that the necessary approvals will be received by the fourth quarter of 1998.

D)  ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION:

     Statement of Financial Accounting Standards (SFAS) No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is the discontinued applicability of SFAS 71. The majority of MidAmerican's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of restructuring legislation in Illinois. Thus, MidAmerican was required to write off regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. The net amount of such write-offs were immaterial. If other utility operations no longer meet the criteria of SFAS 71, MidAmerican would be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result. As of March 31, 1998, MidAmerican had approximately $325 million of regulatory assets in its Consolidated Balance Sheet because these costs are expected to be recovered in future charges to utility customers.

E)   MIDAMERICAN-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES:

     The MidAmerican Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely MidAmerican Junior Subordinated Debentures included in the Consolidated Balance Sheets were issued by MidAmerican Energy Financing I (the Trust), a wholly-owned statutory business trust of MidAmerican. The sole assets of the Trust are $103.1 million of MidAmerican 7.98% Series A Debentures due 2045.

F)  COMMON SHAREHOLDERS' EQUITY:

     In March 1997, Holdings announced its plan to repurchase up to $200 million of the Company's common stock. The Company plans to purchase the shares from time to time as market conditions warrant, with the intent of completing the entire repurchase program by December 31, 1998. As of March 31, 1998, the Company had repurchased approximately 5.7 million shares for $104.1 million under the plan. In addition, a subsidiary has acquired 437,131 shares of Holdings common stock which are also excluded from shares outstanding.

G)   DETAIL OF OTHER COMPREHENSIVE INCOME - INCOME TAXES

     For fiscal years beginning after December 15, 1997, full sets of general-purpose financial statements are required to display comprehensive income and its components in a financial statement that is displayed with the same prominence as the other financial statements. Comprehensive income refers, in general, to changes in the Company's equity, except those resulting from transactions with shareholders. "Unrealized holding gains (losses)" reflects the overall increase (decrease) in the market value of marketable securities held by the Company as available-for-sale. The "reclassification adjustment" removes any gains (losses) that have been realized from sales of those securities and reflected in the Company's Net Income. The following table shows the income tax expense or benefit related to each component (in thousands):

                                  Three Months             Twelve Months
                                 Ended March 31            Ended March 31
                               --------------------    ---------------------
                                 1998        1997         1998        1997
                               --------    --------    ---------    --------
Unrealized holding gains
  (losses) during period
    Before income taxes        $ 82,856    $ 4,126     $ 302,657    $  6,961
    Income tax expense          (28,921)    (1,399)     (105,815)     (2,391)
                               --------    -------     ---------    --------
                                 53,935      2,727       196,842       4,570
                               --------    -------     ---------    --------

Less reclassification
  adjustment for realized
  gains (losses) reflected in
  net income during period
    Before income taxes           1,065        518         8,334        (312)
    Income tax expense             (373)      (181)       (2,917)        109
                               --------    -------     ---------    --------
                                    692        337         5,417        (203)
                               --------    -------     ---------    --------

Other Comprehensive Income     $ 53,243    $ 2,390     $ 191,425    $  4,773
                               ========    =======     =========    ========

H)   MCLEODUSA INCORPORATED INVESTMENT:

     Included in investments on the Consolidated Balance Sheets is the Company's investment in common stock of McLeodUSA Incorporated (McLeodUSA). McLeodUSA common stock has been publicly traded since June 14, 1996. Investor agreements related to McLeodUSA's initial public offering and subsequent merger with Consolidated Communications Inc. prohibit the Company from selling or otherwise disposing of any of the common stock of McLeodUSA prior to September 24, 1998, without approval of McLeodUSA's board of directors. As a result of the agreements, the Company's investment was considered restricted stock and, as such, was recorded at cost in all periods prior to September 1997. Beginning in September 1997, the investment is no longer considered restricted for accounting purposes and is recorded at fair value. At March 31, 1998, the cost and fair value of the McLeodUSA investment were $45.2 million and $340.5 million, respectively. The unrealized gain is recorded, net of income taxes, as accumulated comprehensive income in common shareholders' equity. At March 31, 1998, the unrealized gain and deferred income taxes for this investment were $295.3 million and $103.4 million, respectively.


                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        THREE MONTHS                TWELVE MONTHS
                                                       ENDED MARCH 31               ENDED MARCH 31
                                                  ------------------------      --------------------------
                                                     1998           1997           1998           1997
                                                  -----------    ---------      -----------    -----------
OPERATING REVENUES
Electric utility ..............................   $   256,354    $ 254,316      $ 1,128,338    $ 1,091,050
Gas utility ...................................       173,200      211,565          497,941        552,332
                                                  -----------    ---------      -----------    -----------
                                                      429,554      465,881        1,626,279      1,643,382
                                                  -----------    ---------      -----------    -----------
OPERATING EXPENSES
Cost of fuel, energy and capacity .............        45,757       59,283          222,234        232,225
Cost of gas sold ..............................       105,321      141,833          309,504        364,111
Other operating expenses ......................       106,777       93,607          442,964        356,180
Maintenance ...................................        22,583       23,749           96,924         93,634
Depreciation and amortization .................        44,191       42,008          172,723        165,656
Property and other taxes ......................        25,470       25,490          101,297         92,943
Income taxes ..................................        28,953       23,504           80,011        102,380
                                                  -----------    ---------      -----------    -----------
                                                      379,052      409,474        1,425,657      1,407,129
                                                  -----------    ---------      -----------    -----------

OPERATING INCOME ..............................        50,502       56,407          200,622        236,253
                                                  -----------    ---------      -----------    -----------

NON-OPERATING INCOME
Interest and dividend income ..................         1,947          906            3,373          1,992
Non-operating income taxes ....................         4,926         (919)           4,090         (2,847)
Other, net ....................................        (2,234)       1,331            8,802          4,679
                                                  -----------    ---------      -----------    -----------
                                                        4,639        1,318           16,265          3,824
                                                  -----------    ---------      -----------    -----------

FIXED CHARGES
Interest on long-term debt ....................        17,553       19,886           75,787         79,494
Other interest expense ........................         3,168        1,329           11,866          8,848
Preferred dividends of subsidiary trust .......         1,995        1,995            7,980          2,283
Allowance for borrowed funds ..................          (754)        (709)          (2,642)        (3,485)
                                                  -----------    ---------      -----------    -----------
                                                       21,962       22,501           92,991         87,140
                                                  -----------    ---------      -----------    -----------

INCOME FROM CONTINUING OPERATIONS .............        33,179       35,224          123,896        152,937

INCOME (LOSS) FROM DISCONTINUED OPERATIONS ....          --           --               --          (16,266)
                                                  -----------    ---------      -----------    -----------
NET INCOME ....................................        33,179       35,224          123,896        136,671
PREFERRED DIVIDENDS ...........................         1,237        2,774            4,951         10,698
                                                  -----------    ---------      -----------    -----------

EARNINGS ON COMMON STOCK ......................   $    31,942    $  32,450      $   118,945    $   125,973
                                                  ===========    =========      ===========    ===========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                                                           AS OF
                                                         ------------------------------------
                                                                 MARCH 31         DECEMBER 31
                                                         -----------------------  -----------
                                                            1998         1997         1997
                                                         ----------   ----------   ----------
                                                             (UNAUDITED)
ASSETS
UTILITY PLANT
Electric .............................................   $4,098,474   $4,036,785   $4,087,924
Gas ..................................................      759,847      726,906      756,874
                                                         ----------   ----------   ----------
                                                          4,858,321    4,763,691    4,844,798
Less accumulated depreciation and amortization .......    2,314,918    2,190,212    2,277,110
                                                         ----------   ----------   ----------
                                                          2,543,403    2,573,479    2,567,688
Construction work in progress ........................       62,034       39,104       55,418
                                                         ----------   ----------   ----------
                                                          2,605,437    2,612,583    2,623,106
                                                         ----------   ----------   ----------

POWER PURCHASE CONTRACT ..............................      170,771      190,326      173,107
                                                         ----------   ----------   ----------

CURRENT ASSETS
Cash and cash equivalents ............................       29,650       22,920        9,318
Receivables ..........................................      140,476      194,823      184,153
Inventories ..........................................       39,039       59,704       84,298
Other ................................................        4,322        5,018        6,174
                                                         ----------   ----------   ----------
                                                            213,487      282,465      283,943
                                                         ----------   ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET ...........      141,479       94,513      115,029
                                                         ----------   ----------   ----------

OTHER ASSETS .........................................      330,357      380,528      347,122
                                                         ----------   ----------   ----------

TOTAL ASSETS .........................................   $3,461,531   $3,560,415   $3,542,307
                                                         ==========   ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ..........................   $  989,085   $  987,880   $  985,744
MidAmerican preferred securities, not subject to
  mandatory redemption ...............................       31,761       31,766       31,763
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities ...................       50,000       50,000       50,000
  MidAmerican-obligated preferred securities of
     subsidiary trust holding solely MidAmerican
     junior subordinated debentures ..................      100,000      100,000      100,000
Long-term debt (excluding current portion) ...........      919,815      982,623      920,203
                                                         ----------   ----------   ----------
                                                          2,090,661    2,152,269    2,087,710
                                                         ----------   ----------   ----------
CURRENT LIABILITIES
Notes payable ........................................      115,102       40,025      122,500
Current portion of long-term debt ....................       49,837      125,068      124,460
Current portion of power purchase contract ...........       14,361       13,718       14,361
Accounts payable .....................................      129,198      121,125      128,390
Taxes accrued ........................................      101,818       86,570       91,449
Interest accrued .....................................       14,181       17,611       20,616
Other ................................................       20,298       23,318       22,598
                                                         ----------   ----------   ----------
                                                            444,795      427,435      524,374
                                                         ----------   ----------   ----------
OTHER LIABILITIES
Power purchase contract ..............................       83,143       97,504       83,143
Deferred income taxes ................................      591,341      616,207      592,840
Investment tax credit ................................       81,700       87,414       83,127
Other ................................................      169,891      179,586      171,113
                                                         ----------   ----------   ----------
                                                            926,075      980,711      930,223
                                                         ----------   ----------   ----------

TOTAL CAPITALIZATION AND LIABILITIES .................   $3,461,531   $3,560,415   $3,542,307
                                                         ==========   ==========   ==========

The accompanying notes are an integral part of these statements.


                          MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED MARCH 31
                                                            ---------------------------
                                                                 1998          997
                                                               ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .................................................   $  33,179    $  35,224
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ............................      47,774       47,644
  Net decrease in deferred income taxes and
    investment tax credit, net .............................      (2,925)      (1,789)
  Amortization of other assets .............................       9,165        6,620
  Impact of changes in working capital .....................      93,230       87,654
  Other ....................................................        (928)     (17,468)
                                                               ---------    ---------
    Net cash provided ......................................     179,495      157,885
                                                               ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ..........................     (24,686)     (26,603)
Quad Cities Nuclear Power Station decommissioning trust fund      (2,813)      (2,140)
Deferred energy efficiency expenditures ....................          --       (3,723)
Nonregulated capital expenditures ..........................     (19,966)      (1,704)
Other investing activities, net ............................         667           98
                                                               ---------    ---------
    Net cash used ..........................................     (46,798)     (34,072)
                                                               ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid .............................................     (29,838)     (34,274)
Retirement of long-term debt, including reacquisition cost .     (75,126)     (29,156)
Reacquisition of preferred shares ..........................          (3)          (3)
Net decrease in notes payable ..............................      (7,398)    (121,675)
                                                               ---------    ---------
    Net cash used ..........................................    (112,365)    (185,108)
                                                               ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......      20,332      (61,295)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........       9,318       84,215
                                                               ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $  29,650    $  22,920
                                                               =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ..................   $  27,303    $  30,448
                                                               =========    =========
Income taxes paid ..........................................   $      84    $  13,218
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

F)   STATEMENT OF COMPREHENSIVE INCOME:

     MidAmerican did not have other comprehensive income for the periods presented, and accordingly, a statement of comprehensive income has been omitted. MidAmerican's total comprehensive income is equal to its earnings on common stock for each period presented.

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

     MidAmerican is a public utility with electric and natural gas operations and is the principal subsidiary of Holdings. MidAmerican Capital, Midwest Capital and MidAmerican Realty Services Company (MidAmerican Realty) are Holdings' nonregulated subsidiaries. MidAmerican Capital manages marketable securities and passive investment activities, nonregulated wholesale and retail natural gas businesses, security services and other energy-related, nonregulated activities. Midwest Capital functions as a regional business development company in MidAmerican's utility service territory. MidAmerican Realty was recently established and will include the Company's real estate operations.

     On April 6, 1998, the Company announced its intent to purchase AmerUs Home Services Inc. (Home Services). Home Services includes real estate operations in five states: Iowa Realty, the state's largest, and First Realty/Better Homes and Gardens in Iowa; Edina Realty in Minnesota, North Dakota and Wisconsin; and Carol Jones, Realtors, in Missouri. It has more than 800 employees and 3,400 sales agents and is the nation's third largest real estate brokerage organization based on over 46,000 residential buyer/seller transactions in 1997. In addition to residential brokerage, Home Services offers relocation, title and abstract services. The Company expects the transaction to be completed in the second quarter of 1998.

DESCRIPTION OF FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS

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

                              RESULTS OF OPERATIONS
                              ---------------------

Holdings:
---------

     The following tables provide a summary of the earnings contributions of the Company's operations for each of the periods presented:

                                              Periods Ended March 31
                                       -----------------------------------
                                         Three Months       Twelve Months
                                       ----------------    ---------------
                                        1998      1997      1998     1997
                                       ------    ------    ------   ------
   Net Income (in millions)
      Continuing operations
         Utility                       $ 31.9    $ 32.4    $118.9   $142.2
         Nonregulated operations          6.8       1.7      25.0    (12.7)
      Discontinued operations               -      (0.2)     (4.0)   (15.6)
                                       ------    ------    ------   ------
         Consolidated earnings         $ 38.7    $ 33.9    $139.9   $113.9
                                       ======    ======    ======   ======

   Earnings Per Common Share -
      Basic and Diluted
      Continuing operations
         Utility                       $ 0.34    $ 0.32    $ 1.23   $ 1.41
         Nonregulated operations         0.07      0.02      0.26    (0.12)
      Discontinued operations               -         -     (0.04)   (0.16)
                                       ------    ------    ------   ------
         Consolidated earnings         $ 0.41    $ 0.34    $ 1.45   $ 1.13
                                       ======    ======    ======   ======

MidAmerican:
------------

      The following table provides a summary of the earnings contributions of MidAmerican's operations for each of the periods presented:

                                           Periods Ended March 31
                                      --------------------------------
                                      Three Months       Twelve Months
                                      --------------   ---------------
                                      1998     1997     1998     1997
                                     ------   ------   ------   ------
                                                (in millions)
   Earnings on Common Stock
      Continuing operations          $ 31.9   $ 32.4   $118.9   $142.2
      Discontinued operations*            -        -        -    (16.2)
                                     ------   ------   ------   ------
         Consolidated earnings       $ 31.9   $ 32.4   $118.9   $126.0
                                     ======   ======   ======   ======

     * Twelve months ended March 31, 1997, includes the loss of MidAmerican Capital and Midwest Capital prior to their transfer to Holdings on December 1, 1996.

EARNINGS DISCUSSION

     Earnings per share for the first quarter of 1998 increased 7 cents compared to the first quarter of 1997. For the twelve months ended period comparison, earnings per share increased 32 cents in the 1998 period. Some of the significant factors resulting in the variances are listed below, on a Holdings per-share basis. The per-share amounts are comparative amounts; therefore, a factor that had a negative impact on earnings in both periods, but which had less of a negative impact in the 1998 period than in the 1997 period, would be displayed as a positive factor for comparison purposes. The discussion that follows addresses these factors as well as other items affecting the Company's results of operations.

     For purposes of this list, the amortization of deferred energy efficiency costs, ongoing energy efficiency costs and costs recovered through a mechanism (Cooper Tracker) to recover capital improvements costs at the Cooper Nuclear Station, (all of which are included in Other Operating Expenses on the income statement), have been netted against their recovery in revenues for portraying the impact on earnings from variances in gross margin and operating expenses.

                                        Three Months Ended  Twelve Months Ended
                                            March 31,           March 31,
                                          1998 vs 1997        1998 vs 1997
                                        ------------------  -------------------
     MidAmerican
       Net reduction in electric and
         gas gross margin due to -
           Variation in the effect of
             weather                           $(0.08)             $(0.06)
           Customer growth                       0.02                0.08
           Electric retail rate changes             -               (0.04)
           Improvements due to other
             factors                             0.08                0.15
     Nuclear O&M expenses                        0.03                0.01
     1996 inventory adjustment                      -               (0.04)
     Other O&M expenses                         (0.04)              (0.36)
     1996 merger proposal costs                     -                0.05

    Nonregulated subsidiaries
      Write-downs of certain assets                 -                0.07
      Realized gain on sale of McLeodUSA
        Incorporated common stock                   -                0.05
      Gains on sales of certain assets           0.03                0.09
      Income from a venture capital
        investment                               0.01                0.01
      Reduction of interest on long-term
        debt                                        -                0.06

   Discontinued operations                          -                0.12

     The Company continued its strategic realignment of utility and nonregulated operations which began in 1996. Earnings of nonregulated subsidiaries have been significantly affected by the realignment. During 1997 and the first quarter of 1998, the Company divested a number of its interests in nonregulated assets which did not align with the corporate vision of becoming the leading regional provider of energy and complementary services. Earnings for the twelve months ended March 31, 1998, include 6 cents per share from the sale of assets of railcar leasing and repair businesses in the fourth quarter of 1997. First quarter 1998 earnings reflect 3 cents per share for the sale of the Company's interest in a financial management company and the liquidation of a partnership that owned commercial office buildings. Losses from discontinued operations reduced earnings in each twelve-month period shown above, though to a lesser degree in the 1997 period. Cash proceeds from the sale of discontinued operations in early 1997 allowed the Company to pay off long-term debt, significantly reducing its interest expense compared to the twelve months ended March 31, 1997.

     In December 1997, the Company sold a portion of its investment in the common stock of McLeodUSA Incorporated (McLeodUSA). Earnings for the twelve months ended March 31, 1998, reflect the related gain of 5 cents per share.

     Although utility earnings for the current twelve-month period were lower than in the prior year, a reduction was anticipated because of the electric pricing settlements achieved in 1996 and 1997 in Iowa and Illinois. Additionally, utility operating expenses increased as the Company continued its strategic realignment which included strengthening its marketing and customer service capabilities and adding to its information technology resources.

     The Company's evaluation of its nonregulated investments has resulted in write-downs of certain assets, primarily investments in alternative energy projects, in the past two years. The write-downs, which reflect declines in the value of those nonregulated investments, reduced earnings by approximately $2.0 million, or 2 cents per share, and $9.4 million, or 9 cents per share, in the twelve months ended March 31, 1998 and 1997, respectively.

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

     In the fourth quarter of 1996, the Company and KCS Energy, Inc. (KCS) signed a definitive agreement to sell a portion of the Company's nonregulated operations to KCS for $210 million in cash plus warrants to purchase KCS common stock. The sale, which included the Company's oil and gas exploration and development operations, was completed in January 1997. The twelve months ended March 31, 1997, reflects a $7.6 million after-tax loss for the transaction. An additional $0.4 million after-tax loss is included in the twelve months ended March 31, 1998.

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

UTILITY GROSS MARGIN

     Electric Gross Margin:
     ----------------------

                                               Periods Ended March 31
                                          -----------------------------------
                                           Three Months       Twelve Months
                                          -------------     -----------------
                                          1998     1997      1998       1997
                                          ----     ----     ------     ------
                                                   (In millions)
   Operating revenues                     $256     $254     $1,128     $1,091
   Cost of fuel, energy and capacity        45       59        222        232
                                          ----     ----     ------     ------

      Electric gross margin               $211     $195     $  906     $  859
                                          ====     ====     ======     ======

     A variety of factors contributed to the increase in MidAmerican's electric gross margin for the 1998 periods shown above compared to the 1997 periods. Although mild temperatures had a negative impact on the 1998 quarter compared to the 1997 quarter, the impact was more than offset by other factors. Temperatures had a small positive impact on the twelve-month comparison. An increase in electric retail sales volumes that are not dependent on weather, customer growth, additional recovery of energy efficiency costs and the elimination of Iowa's energy adjustment clause (EAC) all contributed to the improvement in gross margin for the quarter and the twelve-month period. Electric service rate reductions also reduced gross margin for the twelve months ended March 31, 1998, relative to the 1997 period.

     The increase in recovery of electric energy efficiency costs in Iowa accounted for more than half of the increase in electric margin for the quarter comparison. On September 29, 1997, MidAmerican began collection of its remaining deferred energy efficiency costs and current, ongoing energy efficiency costs. Including an allowed return on the deferred costs, the annual increase in electric revenues is $36.1 million. The effect on earnings of this increase in revenues and gross margin is partially offset by a corresponding increase in other operating expenses of $31.1 million annually for currently incurred electric energy efficiency costs and amortization of previously incurred costs.

     Although temperatures were milder than normal in both of the three-month periods above, comparatively, gross margin for the first quarter 1998 was reduced $5 million more from the effect of temperatures than gross margin for the first quarter 1997. When compared to normal, the impact of temperatures resulted in an $8 million reduction in electric gross margin in the first quarter of 1998 compared to a $3 million reduction in the margin for the first quarter of 1997. A moderate but steady growth in the number of customers and an increase in sales that are not dependent on weather offset a portion of the decrease due to milder temperatures. In total, retail sales of electricity for the first quarter of 1998 were unchanged from the level in the first quarter of 1997.

     Revenues from sales of electricity to other utilities decreased $7.5 million for the 1998 quarter compared to the first quarter of 1997 due to a 24% decrease in sales volumes.

     Prior to July 11, 1997, MidAmerican was allowed to recover its energy costs from most of its electric utility customers through EACs included in revenues. Effective July 11, 1997, the EAC was eliminated for Iowa customers as part of a new Iowa pricing plan. Previously, variations in revenues collected through the EACs did not affect gross margin or net income due to corresponding changes in energy costs. With the elimination of the Iowa EAC, fluctuations in energy costs now have an impact on gross margin and net income.

Energy costs per unit in the first quarter of 1998 were below the per-unit amount recovered in rates under the new Iowa pricing plan and resulted in an increase to gross margin compared to the first quarter of 1997.

     For the twelve months ended March 31 comparison, temperatures reduced revenues and gross margin less in the 1998 period than in the 1997 period. When compared to normal, the impact of temperatures resulted in an $18 million reduction in electric gross margin in the 1998 twelve-month period compared to a $20 million reduction in the gross margin for the twelve months ended March 31, 1997. As with the quarter comparison, a moderate but steady growth in the number of customers and an increase in sales that are not dependent on weather contributed to the increase in revenues and margin. Electric retail sales increased 2.3% for the 1998 twelve month period compared to the twelve months ended March 31, 1997.

     Increased recovery of electric energy efficiency costs and the Cooper Tracker accounted for approximately one half of the increase. Energy costs per unit in the twelve months ended March 31, 1998 were below the per-unit amount recovered in rates under the new Iowa pricing plan and resulted in an increase to gross margin.

     In October 1996, the Illinois Commerce Commission (ICC) ordered MidAmerican to reduce electric retail rates for its Illinois customers by 10%, or $13.1 million in annual revenues, effective November 3, 1996. A negotiated termination of the rate reduction proceeding left in place the initial $13.1 million annual reduction and included a second price reduction of $2.4 million annually effective on June 1, 1997. In Iowa, MidAmerican reduced its electric retail rates by $8.7 million effective November 1, 1996. The reduction lowered rates to levels proposed by MidAmerican in its pricing plan filed in June 1996. With implementation of the approved settlement in July 1997, rates for Iowa residential customers were reduced an additional $10.0 million annually. Net of the effect of the Cooper Tracker, rate reductions reduced electric gross margin by $12.2 million compared to the twelve months ended March 31, 1997. Refer to "Rate Matters" in Liquidity and Capital Resources later in this discussion for further information regarding the Iowa proceeding.

     Gas Gross Margin:
     -----------------

                                       Periods Ended March 31
                                  --------------------------------
                                   Three Months      Twelve Months
                                  --------------    --------------
                                   1998     1997     1998     1997
                                  -----    -----    -----    -----
                                           (In millions)
      Operating revenues          $ 173   $  212    $ 498    $ 552
         Cost of gas sold           105      142      310      364
                                  -----   ------    -----    -----
         Gas gross margin         $  68   $   70    $ 188    $ 188
                                  =====   ======    =====    =====

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

     Temperatures in the first quarter of 1998 were 15% warmer than normal, resulting in an $8 million decrease in gas gross margin for the period, while temperatures in the first quarter of 1997 were close to normal, with little effect on margin. Although moderate customer growth helped to offset some of the effect of milder temperatures, total retail sales of natural gas decreased 12.6% compared to the first quarter of 1997.

     Increased recovery of gas energy efficiency costs resulted in a $3 million positive impact on the comparison of gross margin for the quarters. As discussed in the electric margin discussion, on September 29, 1997, MidAmerican began recovery of its energy efficiency costs which had not previously been approved for recovery. Including an allowed return on deferred costs, the annual increase in gas revenues is $12.8 million. The effect on earnings of this increase in revenues and gross margin is partially offset by a corresponding increase in other operating expenses of approximately $11.1 million annually for deferred and ongoing gas energy efficiency costs.

     The average cost of gas per unit decreased in the 1998 compared to the 1997 quarter and is reflected in revenues and cost of gas sold.

     Mild temperatures resulted in an $11 million decrease in gas gross margin for the twelve months ended March 31, 1998, compared to the twelve months ended March 31, 1997. When compared to normal, the impact of temperatures resulted in a $7 million reduction in gas gross margin in the 1998 twelve-month period compared to a $4 million increase in gas gross margin for the twelve months ended March 31, 1997.

     The increase in recovery of gas energy efficiency costs recovered most of the loss in margin resulting from milder temperatures. Moderate customer growth also contributed to gross margin in the 1998 period.

UTILITY OPERATING EXPENSES

     Utility other operating expenses increased $13.2 million for the first quarter of 1998 compared to the first quarter of 1997 and $86.8 million for the comparable twelve-month periods ended March 31, 1998 and 1997.

     As mentioned in the gross margin discussions, on September 29, 1997, MidAmerican began additional recovery of deferred energy efficiency costs and current recovery of ongoing costs. As the deferred costs are recovered, they are amortized to expense. Ongoing energy efficiency costs, which historically were deferred until future periods, are now charged to expense. The increase in energy efficiency costs accounted for $10.8 million of the increase in other operating expenses for the 1998 quarter and $22.4 million of the increase for the twelve-month comparison.

     In addition to the energy efficiency expense increase, operating expenses related to Cooper increased due to the ratemaking treatment for Cooper capital improvements. As a result of 1996 and 1997 rate settlements, Cooper capital improvements are now expensed when incurred, instead of being capitalized. As mentioned previously in the Electric Gross Margin section, MidAmerican is recovering on a current basis the Iowa portion of these costs from its Iowa electric customers. Recovery in Illinois is included in base rates. This change accounted for increases of $1.3 million and $5.5 million for the three-month and twelve-month comparisons, respectively. An additional increase of $4.9 million in other Cooper costs also contributed to the twelve-month increase.

     Continued restructuring of the Company in preparation for a competitive industry has required additional expenses. MidAmerican has increased its emphasis on marketing-related efforts, as well as customer service operations, resulting in increases in consulting costs, advertising, employee incentive compensation and other related expenses. Increases in such expenses accounted for more than $30 million of the increase in other operating expenses for the twelve months ended March 31, 1998. In addition, the 1998 twelve-month period reflects increases in certain employee benefits expenses, customer assistance and energy efficiency administrative costs, manufactured gas plant site clean-up costs, transmission wheeling expense due in part to changes required by FERC Order Nos. 888 and 889, and other general operations costs.

     A decrease in maintenance costs at the Quad Cities Station was the reason for the decrease in total maintenance expenses for the current quarter compared to the first quarter of 1997. The decrease was due mostly to higher costs in the 1997 quarter for activities at the plant at that time.

     Maintenance expenses for the twelve months ended March 31, 1998, were $3.3 million greater than in the comparable 1997 period. The main cause of the increase was an adjustment in the fourth quarter of 1996 to align power plant inventory accounting of predecessor companies. That adjustment reduced expenses by $6.2 million for the twelve-month period ended March 31, 1997. In addition, the Company incurred $2.0 million in maintenance expenses for restoration following a snow storm in October 1997. Maintenance expenses at the Quad Cities Station decreased $7.0 million in the twelve-month period ended March 31, 1998, compared to the twelve months ended March 31, 1997. Refer to the discussion of Quad Cities Nuclear Station in the Liquidity and Capital Resources section of MD&A for information regarding the status of the plant.

     Property taxes increased for the twelve months ended March 31, 1998, relative to the comparable 1997 period due primarily to an increase in the assessed value for Iowa property taxes.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

Holdings:
---------

     Revenues of MidAmerican Capital and Midwest Capital decreased a total of $72.3 million and $114.4 million for the three-month and twelve-month periods ended March 31, 1998, compared to their respective 1997 periods. Revenues from the natural gas marketing subsidiaries decreased $69.0 million and $109.5 million, respectively, for the 1998 three-month and twelve-month periods. Related sales volumes decreased 18 million MMBtu's (51%) and 41 million MMBtu's (39%) compared to the sales volumes in the 1997 periods. The decrease in sales volumes is due to the expiration of contracts which have not been replaced. A decrease in the average price per unit, reflective of a decrease in the cost of gas sold, also reduced revenues for the natural gas marketing subsidiaries.

     Cost of sales includes expenses directly related to sales of natural gas. The decrease in cost of sales for the first quarter of 1998 reflects a 29% decrease in the average cost of gas per unit. Total gross margin (total price less cost of gas) on nonregulated natural gas sales was unchanged for the quarter and increased $2.5 million for the 1998 twelve-month period compared to the 1997 twelve-month period.

NON-OPERATING INCOME AND INTEREST EXPENSE

MidAmerican:
------------

     Interest and Dividend Income -

     Interest income increased in each 1998 comparative period due to an increase in temporary cash investments.

     Other, Net -

     Other, net for the first quarter of 1998 includes a deduction of $2.2 million for discounts on receivables sold. Refer to the Financing Activities section of Liquidity and Capital Resources later in MD&A for a discussion of the receivables sale in 1997. Other, Net for the first quarter of 1997 reflects income of $2.0 million for recognition of deferred income from energy efficiency programs and a reduction for a $0.9 million loss on reacquired long-term debt.

     In addition to the items discussed above, Other, Net for the twelve months ended March 31, 1998 and 1997, includes the items discussed in the following paragraphs.

     In September 1997, MidAmerican received a $15 million cash payment from Nebraska Public Power District (NPPD) as settlement for a lawsuit filed by MidAmerican against NPPD. Approximately $12 million was refunded to MidAmerican's customers. The remaining amount was retained by MidAmerican for recovery of litigation costs in the lawsuit. Other, Net for the 1998 twelve-month period reflects $2.2 million of pre-tax income for recovery of litigation costs incurred in pre-1997 years.

     MidAmerican was awarded $4.9 million of pre-tax income in the twelve months ended March 31, 1998, for performance under its incentive gas procurement program during the May 1996 to April 1997 period. In the comparable 1997 twelve-month period, MidAmerican recorded an award of $2.7 million of pre-tax income as a result of successful performance under its incentive gas procurement program during the 1995- 1996 heating season.

     Other, Net for the 1997 twelve-month period includes approximately $8.7 million of expenses for costs incurred by MidAmerican for its merger proposal to IES Industries Inc. in 1996.

     In the fourth quarter of 1996, MidAmerican recorded an initial pre-tax gain of $3.2 million on its sale of certain storage gas supplies which is reflected in the twelve months ended March 31, 1997. MidAmerican recorded an additional $0.8 million gain in the second quarter of 1997, which is reflected in the twelve months ended March 31, 1998, after receiving favorable treatment on the transaction from the Iowa Utilities Board (IUB).

     The twelve months ended March 31, 1997, also includes $2.2 million of income from reversal of a reserve after successful resolution of a dispute with a vendor.

     Recognition of deferred income from energy efficiency programs totaled $3.1 million in the 1998 twelve-month period compared to $4.6 million for 1997 period.

     Fixed Charges -

     Interest on long-term debt decreased due to long-term debt reduction and refinancing activities in 1996 and 1997. Other interest expense increased for the quarter comparison due to an increase in the average amount of commercial paper outstanding. For the twelve months ended comparison, the increase in the 1998 period is due primarily to interest expense related to IRS settlements in 1997.

     Preferred securities of subsidiary trust were issued in December 1996 resulting in the twelve months ended March 31, 1997, including only a partial year of dividends. MidAmerican preferred shares were reacquired at the same time, resulting in a decrease in preferred dividends deducted after net income.

Holdings:
---------

     Dividend Income -

     Dividend income decreased for the three months and twelve months ended March 31, 1998, compared to the respective 1997 periods due to MidAmerican Capital's reduced holdings of preferred stock portfolios, a portion of which MidAmerican Capital liquidated in 1996.

     Realized Gains and Losses on Securities, Net -

     Net realized gains on securities for twelve months ended March 31, 1998, includes an $8.0 million pre-tax gain on the sale of shares of McLeodUSA common stock.

     Other, Net -

     Other, Net for the first quarter of 1998 includes $4.7 million from the divestment of nonregulated assets, including the sale of the Company's interest in a financial management company, the sale of a commercial office building and liquidation of a partnership interest concurrent with the sale of its commercial property. In addition, the Company recorded $2.1 million of income from an equity investment in a venture capital fund.

     In addition to the above items, the twelve months ended March 31 periods were also affected by the factors discussed in the next paragraph.

     During the twelve months ended March 31, 1998, the Company sold all of the assets of its railcar repair services subsidiary and most of the assets of its railcar leasing subsidiary and recorded pre-tax gains totaling $10.0 million. Write-downs of nonregulated investments, as discussed in the Earnings Discussion section at the beginning of Results of Operations, decreased Other, Net by $3.4 million and $15.6 million for the 1998 and 1997 twelve months ended March 31, respectively. Excluding the investment mentioned above, income from equity investments decreased for the 1998 twelve-month period due to the liquidation of such investments during 1996 and early 1997.

     Interest Charges -

     MidAmerican Capital's interest on long-term debt decreased significantly for the twelve-month comparison due to the reduction of its long-term debt in early 1997.

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

     As of March 31, 1998, common equity represented 52.5% of the Company's total capitalization compared to 51.7% and 48.5% as of December 31, 1997, and March 31, 1997, respectively. Several factors other than earnings, dividends and scheduled maturities of debt affected the change. Recording accumulated comprehensive income for an investment in McLeodUSA to reflect its market value, and repurchases and retirement of debt prior to its scheduled maturity were major contributors to the move to a higher percentage of common equity since March 31, 1997. The Company's common stock repurchase program has reduced common equity during that period.

     MidAmerican's common equity as of March 31, 1998, represented 47.3% of its capitalization compared to 45.9% as of March 31, 1997. A reduction of long-term debt was the primary cause of the change.

     As reflected on the Consolidated Statements of Cash Flows, Holdings had net cash provided from operating activities of $181 million for the first quarter of 1998 compared to $223 million for the same period in 1997. The decrease in cash from operating activities for the 1998 quarter is due to changes in the working capital of nonregulated subsidiaries. MidAmerican's net cash provided from operating activities was $179 million for the first quarter of 1998 and $158 million for the first quarter of 1997.

INVESTING ACTIVITIES AND PLANS

MidAmerican:
------------

     Utility Construction Expenditures -

     MidAmerican's   primary   need  for   capital   is   utility   construction
expenditures.   For  the  first  three  months  of  1998,  utility  construction expenditures totaled $25 million, including allowance for funds used during construction (AFUDC) and Quad Cities Station nuclear fuel purchases. In addition, MidAmerican's nonregulated railway subsidiary had $20 million of construction expenditures in the same period. All such expenditures were met with cash generated from utility operations, net of dividends.

     Beginning with July 1997 expenditures, advances for Cooper capital improvements are no longer included in utility construction expenditures but are expensed when incurred in Other Operating Expenses. Previously, these expenses were capitalized in accordance with then applicable rate regulation. As part of the 1997 settlement of MidAmerican's electric pricing proposal, MidAmerican is recovering on a current basis the Iowa portion of expenses for Cooper capital improvements advances from its Iowa electric customers through a tracking mechanism.

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

     Deferred Energy Efficiency Expenditures -

     The Company stopped reflecting costs of its energy efficiency programs as an investing activity on its Consolidated Statement of Cash Flows following the IUB's approval in September 1997 of current recovery of ongoing energy efficiency program costs. Under prior energy efficiency regulations, program costs were deferred for several years prior to beginning their recovery over a four-year period, and accordingly, the Company reflected them as an investing activity.

     Nuclear Decommissioning -

     Operators of a nuclear facility are required to set aside funds to provide for costs of future decommissioning of their nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican expects to contribute approximately $51 million during the period 1998 through 2002 to an external trust established for the investment of funds for decommissioning the Quad Cities Station. Historically, the funds were invested in investment grade municipal and U.S. Treasury bonds; however, in 1997 MidAmerican directed the trust to begin investing a portion of the funds in domestic corporate debt and common equity securities. Approximately 45% of the trust's funds are now invested in domestic corporate debt and common equity securities.

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

Holdings:
---------

     Nonregulated Capital Expenditures -

     Capital expenditures of MidAmerican Capital and Midwest Capital totaled $1 million for the first quarter of 1998. Capital expenditures of these subsidiaries depend primarily upon the availability of suitable investment opportunities which meet the Company's objectives. The Company continues to evaluate nonregulated investments and may redeploy certain assets in the future. External financing may also be used to provide for nonregulated capital expenditures.

     Investments -

     MidAmerican Capital invests in a variety of marketable securities which it holds for indefinite periods of time. In the Consolidated Statements of Cash Flows, the lines Purchase of Securities and Proceeds from Sale of Securities consist primarily of the gross amounts of these activities, including realized gains and losses on investments in marketable securities.

     Included in investments on the Consolidated Balance Sheets is the Company's investment in common stock of McLeodUSA. McLeodUSA common stock has been publicly traded since June 14, 1996. Investor agreements related to McLeodUSA's initial public offering and subsequent merger with Consolidated Communications Inc. prohibit the Company from selling or otherwise disposing of any of the common stock of McLeodUSA prior to September 24, 1998, without the approval of McLeodUSA's board of directors. As a result of the agreements, the Company's investment was considered restricted stock and, as such, was recorded at cost in all periods prior to September 1997. Beginning in September 1997, the investment is no longer considered restricted for accounting purposes and is recorded at fair value. As of March 31, 1998, the cost and fair value of the McLeodUSA investment were $45.2 million and $340.5 million, respectively. The unrealized gain is recorded, net of income taxes, as accumulated comprehensive income in common shareholders' equity. As of March 31, 1998, the unrealized gain and deferred income taxes for this investment were $295.3 million and $103.4 million, respectively.

     MidAmerican Capital received approximately $302 million in cash during 1997 from sales of investments primarily as part of its efforts to align them with the Company's strategy. A portion of the proceeds from these sales was used for retirement of $174 million of MidAmerican Capital long-term debt in the first quarter of 1997 and for dividends to Holdings for use in the repurchase of the Company's common stock.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

MidAmerican:
------------

     MidAmerican currently has authority from the Federal Energy Regulatory Commission (FERC) to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of March 31, 1998, MidAmerican had a $250 million revolving credit facility agreement and a $10 million line of credit to provide short-term financing for utility operations. MidAmerican's commercial paper borrowings, which totaled $95.3 million at March 31, 1998, are supported by the revolving credit facility and the line of credit. MidAmerican also has a revolving credit facility which is dedicated to provide liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     In 1997, MidAmerican entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation (Funding Corp.), a special purpose entity established to purchase accounts receivable from MidAmerican. Funding Corp. in turn sold receivable interests to outside investors. In consideration for the sale, MidAmerican received $70 million in cash and the remaining balance in the form of a subordinated note from Funding Corp. The agreement is structured as a true sale, as determined by SFAS 125, under which the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican or its creditors. Therefore, the accounts receivable sold are not reflected on Holdings' or MidAmerican's Consolidated Balance Sheets. As of March 31, 1998, $135.6 million, net of reserves, was sold under the agreement.

     As of March 31, 1998, MidAmerican had $326 million of long-term debt maturities and sinking fund requirements for 1998 through 2002.

     MidAmerican currently has regulatory authority to issue an additional $300 million of preferred securities and long-term debt, including issues under its medium-term note program. It is management's intent to refinance certain
MidAmerican debt securities with additional issuances of unsecured debt and preferred securities of a subsidiary trust as market conditions allow.

Credit Ratings -

     MidAmerican's access to external capital and its cost of capital are influenced by the credit ratings of its securities. MidAmerican's credit ratings as of April 30, 1998, are shown in the table below. The ratings reflect only the views of such rating agencies, and each rating should be evaluated independently of any other rating. Generally, rating agencies base their ratings on information furnished to them by the issuing company and on investigation, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if in the judgment of the rating agency circumstances so warrant. Such ratings are not a recommendation to buy, sell or hold securities.

                                    Moody's
                                    Investors         Standard
                                     Service          & Poor's
                                    ---------         --------

      Mortgage Bonds                   A2                AA-
      Unsecured Medium-Term Notes      A3                A
      Preferred Stocks                 a3                A
      Commercial Paper                 P-1               A-1


     Preferred Dividends -

     Preferred dividends include net gains or losses on the reacquisition of MidAmerican preferred shares. Net losses on reacquisitions totaled $1.4 million and $2.8 million for the three-month and twelve-month periods ended March 31, 1997, respectively.

Holdings:
---------

     As of March 31, 1998, Holdings had lines of credit totaling $120 million available to provide for short-term financing needs.

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

     In March 1997, Holdings announced its plan to repurchase up to $200 million of the Company's common stock. The Company plans to purchase the shares from time to time as market conditions warrant, with the intent of completing the entire repurchase program by December 31, 1998. As of March 31, 1998 the Company had repurchased approximately 5.7 million shares for $104.1 million. The Company believes repurchasing Holding's common stock is the best investment of Company funds at this time. Repurchasing the common stock will reduce total common dividend requirements and aid in improving the Company's dividend payout ratio. In addition, a subsidiary of the Company holds approximately 437,000 shares of Holdings common stock which are also excluded from shares outstanding.

     On April 29, 1998, Holdings' board of directors declared a quarterly dividend on common shares of $0.30 per share payable June 1, 1998. The dividend represents an annual rate of $1.20 per share.

     Nonregulated Subsidiaries -

     As of March 31, 1998, MidAmerican Capital had unsecured revolving credit facilities in the amount of $114 million with $3.2 million outstanding under these facilities. MidAmerican Capital has $118 million of long-term debt maturities and sinking fund requirements for 1998 through 2002 related to debt outstanding at March 31, 1998.

     Midwest   Capital   currently  has  a  $25  million  line  of  credit  with
MidAmerican, of which $5 million was outstanding at March 31, 1998.

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

     Although the anticipated changes in the electric utility industry may create opportunities, they will also create additional challenges and risks for utilities. Competition will put pressure on margins for traditional electric services. In order to lessen the impact of reduced margins, MidAmerican will continue to focus on controlling the cost of traditional services. As part of an electric pricing settlement approved by the IUB in 1997, MidAmerican reduced its prices for most of its Iowa electric retail customers. In the IUB order approving the settlement, MidAmerican was also authorized to enter into long-term contracts with industrial and commercial electric customers. Refer to "Rate Matters" later in this discussion for further information. In addition, MidAmerican is positioning itself to offer complementary products and services as expected opportunities become available in a competitive utility retail market. Additional products and services may provide avenues to replace margins lost on traditional electric services.

     As discussed in the Introduction section of MD&A, the Company is in the process of purchasing a real estate brokerage organization. The Company anticipates benefits to its utility operations from the additional contact with customers and potential customers at times when the Company can meet a variety of their needs.

     In December 1997, an Iowa industrial customer located within MidAmerican's IUB-approved exclusive electric service territory, filed a lawsuit against Holdings and MidAmerican in the United States District Court for the Southern District of Iowa alleging various violations of federal antitrust laws. The lawsuit stems from a claim that because the customer is not free to choose its retail energy supplier, MidAmerican is engaging in illegal monopolistic behavior. In addition to damages, the customer is seeking the right to choose its electric retail supplier. MidAmerican maintains that its provision of retail electric service is in accordance with Iowa laws and regulations governing electric service territories, and all other applicable legal requirements. A ruling in favor of the plaintiff could have the effect of accelerating retail competition in MidAmerican's Iowa service territory.

     Legislative and Regulatory Evolution -

     On December 16, 1997, the Governor of Illinois signed into law a bill to restructure Illinois' electric utility industry and transition it to a competitive market beginning October 1, 1999. MidAmerican is presently participating in proceedings which detail the new competitive environment and continues to evaluate the impact of the law on its operations.

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

     In addition, the law provides for Illinois earnings above a certain level of return on equity (ROE) to be shared equally between customers and MidAmerican beginning in April 2000. The ROE level at which MidAmerican will be required to share earnings is a multi-step calculation of average 30-year Treasury Bond rates plus 5.50% for 1998 and 1999 and 6.50% for 2000 through 2004. If the resulting average Treasury Bond rate approximated rates which existed in 1997, the ROE level above which sharing must occur would be approximately 12%.

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

     MidAmerican's Iowa legislative priority for 1998 has been utility property tax reform, a condition it considers precedent to utility industry restructuring. A bill to replace the current utility property tax system, which is supported by MidAmerican, was recently approved by the Iowa legislature and signed into law by the Governor. The legislation becomes effective on January 1, 1999.

     Because energy costs are low in Iowa, industry restructuring has not been an issue aggressively pursued in the state to date. During the 1998 Iowa legislative session, a group of industrial customers introduced legislation to allow retail service competition, but it did not develop further. With resolution of the utility property tax issue, MidAmerican intends to pursue the adoption of restructuring legislation in the 1999 Iowa legislative session.

     In October 1997, the IUB adopted rules to encourage gas transportation service for small volume customers starting in 1999. MidAmerican has until November 15, 1998, to file its own plan to unbundle service for its small volume customers. MidAmerican presently believes that these rules will not have a material impact on its results of operations.

     On May 4, 1998, MidAmerican filed a proposal with the IUB to allow at least 15,000 Iowa families and 2,000 small businesses to have the opportunity to select among competing electricity providers. If approved, the two-year program would allow participating retail customers in a selected test area to choose among several electricity providers, including MidAmerican, and to have that energy delivered by MidAmerican. MidAmerican would select a test market later this year, and customers would begin choosing among electricity providers in December 1998. Businesses in the test area would be eligible for the program if their annual peak demand is less than four megawatts. New suppliers participating in the program would have to be certified by the IUB and meet specified requirements. Under the proposal, lost revenues during the program would be recorded as a regulatory asset for future recovery.

     Accounting Effects of Industry Restructuring -

     A possible consequence of competition in the utility industry is that Statement of Financial Accounting Standards (SFAS) No. 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MidAmerican's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of restructuring legislation in Illinois. Thus, MidAmerican was required to write off those amounts of regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. These write-offs were not material. If other portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican would be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result. As of March 31, 1998, MidAmerican had $325 million of regulatory assets in its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican's regulatory assets as of March 31, 1998, included $100.1 million of deferred energy efficiency costs. On September 29, 1997, MidAmerican received approval from the IUB, effective immediately, to begin recovery of deferred energy efficiency costs not previously approved for recovery. Based on the current level of recovery, MidAmerican expects to recover approximately $35 million of the deferred energy efficiency costs in 1998. MidAmerican also received approval to recover ongoing energy efficiency costs, which were projected to be $18.5 million for the period May 1997 through April 1998. The projected $18.5 million of ongoing costs, will be collected in the twelve-month period ending in September 1998. Amortization of deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery.

     Rate Matters -

     As a result of a negotiated settlement in Illinois, MidAmerican reduced its Illinois electric service rates by annual amounts of $13.1 million and $2.4 million, effective November 3, 1996, and June 1, 1997, respectively.

     On June 27, 1997, the IUB approved a March 1997 settlement agreement between MidAmerican, the OCA and other parties in a consolidated rate proceeding involving MidAmerican's electric pricing proposal and a filing by the Iowa Office of Consumer Advocate (OCA). The agreement includes a number of components of MidAmerican's pricing proposal as follows:

     * Prices for residential customers were reduced $8.5 million annually and $10.0 million annually, effective November 1, 1996, and July 11, 1997, respectively, and will be reduced an additional $5.0 million annually on June 1, 1998, for a total annual decrease of $23.5 million.

     * Rates for commercial and industrial customers will be reduced a total of $10 million annually by June 1, 1998, through pilot projects, negotiated rates with individual customers and, if needed, a base rate reduction currently scheduled to be effective June 1, 1998. MidAmerican has made significant progress toward the $10 million reduction through long-term contracts with a number of industrial and commercial customers.

     *  A  tracking   mechanism  to  currently   recover  the  cost  of  capital
improvements required by the Cooper Nuclear Station Power Purchase Contract which will offset approximately $6 million of the rate reductions in 1998.

     * Elimination of the Iowa energy adjustment clause (EAC). Prior to July 11, 1997, MidAmerican collected fuel costs from Iowa customers on a current basis through the EAC, and thus, fuel costs had little impact on net income. Since then, base rates for Iowa customers include a factor for recovery of a representative level of fuel costs. To the extent actual fuel costs vary from that factor, pre-tax earnings are impacted. The fuel cost factor will be reviewed in February 1999 and adjusted prospectively if actual 1998 fuel costs vary 15% above or below the factor included in base rates.

     * If MidAmerican's annual Iowa electric jurisdictional return on common equity exceeds 12%, then an equal sharing between customers and shareholders of earnings above the 12% level begins; if it exceeds 14%, then two-thirds of MidAmerican's share of those earnings will be used for accelerated recovery of certain regulatory assets. The agreement permits MidAmerican to file for increased rates if the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%.

     * MidAmerican will develop a pilot program for a market access service which allows customers with at least 4 MW of load to choose energy suppliers. The pilot program, which is subject to approval by the IUB and the Federal Energy Regulatory Commission (FERC), is limited to 60 MW of participation the first year and can be expanded by 15 MW annually until the conclusion of the program. Any loss of revenues associated with the pilot program will be considered part of the $10 million annual reduction for commercial and industrial customers as described above, but may not be recovered from other customer classes. The program was filed with the IUB and the FERC in September 1997. The Company anticipates that the necessary approvals will be received by the fourth quarter of 1998.

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

     The Company is evaluating 26 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. The Company's present estimate of probable remediation costs for these sites is $21 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B of Notes for further discussion of the Company's environmental activities related to manufactured gas plant sites and cost recovery.

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

     Coal Inventories -

     Coal inventory levels at MidAmerican's coal-fired generating stations have declined since March 1997. Inventories of Powder River Basin coal, the predominate type of coal burned at MidAmerican generating stations, declined about 59% (in terms of tons of coal) in the twelve months ended March 31, 1998.

     The decrease is due primarily to nationwide operational problems experienced by a rail transportation provider of MidAmerican. Inadequate delivery service to MidAmerican's Neal Energy Center (Neal Center) in the fourth quarter of 1997 resulted in reduced coal inventory at that site. The Neal Center represents approximately 37% of MidAmerican's coal-fired generating capacity.

     Inventory levels at other MidAmerican coal-fired generating stations also decreased in part due to higher-than-expected generation levels at those stations caused in part by the effort to conserve coal at the Neal Center. An extended outage at the Quad Cities Nuclear Station also affected the need for additional generation at MidAmerican's coal-fired generating stations.

     While deliveries to the Neal Center improved in the first quarter of 1998, MidAmerican's total coal inventory remains below the desired level. MidAmerican will be working throughout the year to build its coal inventory to the currently desired level, which is approximately double the level as of March 31, 1998. This effort to build MidAmerican's coal inventory may result in a reduction of sales to other utilities, increased purchases of off-system energy and/or other efforts to conserve coal.

     Quad Cities Nuclear Station Outage -

     In September 1997, Commonwealth Edison Company (ComEd), operator and 75% owner of Quad Cities Station Units 1 and 2, shut down Unit 2 and entered early a scheduled outage to address safety system concerns. In December 1997, Unit 1 was also taken off-line for the same reason. In January 1998, ComEd received a Confirmatory Action Letter (CAL) from the Nuclear Regulatory Commission (NRC). The CAL details corrective actions required prior to restart of the units. Also in January, ComEd was informed by the NRC that the performance of Quad Cities Station is trending adversely. Preliminary results from the NRC Architectural Engineering Inspection of design issues found no significant threats to continued operation. ComEd addressed all issues facing Quad Cities Station, and a recent meeting with the NRC substantially narrowed the list of open startup issues. ComEd has informed MidAmerican that it expects successful inspection by the NRC to close all CAL issues, allowing the startup of Unit 2 to commence before the end of May and Unit 1 in June.

YEAR 2000

     The Company has undertaken an extensive ongoing project to identify and assess its critical business and operational systems potentially affected by the year 2000 date change and to repair or replace those systems which are not year 2000 compliant. The Company, in addition to its internal resources, has engaged independent contractors to assist with the conversion and replacement project. The project timetable specifies completion of all conversion and replacement work and testing sufficiently in advance of January 1, 2000 to identify any residual concerns.

     The Company's operations utilize systems and equipment provided by other organizations. As a result, the Company's operations could be impacted by its suppliers', vendors' or service providers' year 2000 efforts. The Company has undertaken an initiative to assess the efforts of such constituent entities; however, there is no assurance that the Company will not be affected by year 2000 problems of those organizations or their failure to repair or replace systems or equipment which is incompatible with year 2000 dates.

     The Company estimates the remaining cost to remediate year 2000 flaws in its critical business systems to be approximately $3 million, although additional unforeseen expenses for critical systems and embedded systems, as discussed above, may be incurred. Although management believes the project will be completed within the required time frame, unforeseen and other factors, including failure of the contractors to perform, could cause delays in the project, the results of which could be material to the Company.



PART I.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

     As of March 31, 1998, the Company's and MidAmerican's financial positions related to financial instruments and assets that are sensitive to changes in interest rates or commodity price changes have not changed materially since December 31, 1997. Refer to the Company's 1997 Annual Report on Form 10-K under
Item 7A for the applicable information as of December 31, 1997.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     The Company and its subsidiaries have no material legal proceedings except for the following:

Environmental Matters
---------------------

     For information relating to the Company's Environmental Matters, reference is made to Part I, Note (B) of Holdings' Notes to Consolidated Financial Statements.

Cooper Litigation
-----------------

     On July 23, 1997, NPPD filed a Complaint, in the United States District Court for the District of Nebraska, naming MidAmerican as the defendant and seeking declaratory judgment as to three issues under the parties' long-term power purchase agreement for Cooper capacity and energy. More specifically, NPPD seeks a declaratory judgment in the following respects: (1) that MidAmerican is obligated to pay 50% of all costs and expenses associated with decommissioning Cooper, and that in the event NPPD continues to operate Cooper after expiration of the power purchase agreement (September 2004), MidAmerican is not entitled to reimbursement of any decommissioning funds it has paid to date or will pay in the future; (2) that the current method of allocating transition costs as a part of the decommissioning cost is proper under the power purchase agreement; and
(3) that the current method of investing decommissioning funds is proper under the power purchase agreement. MidAmerican has filed a counterclaim for declaratory relief and each party has made additional procedural filings. Discovery is currently underway. MidAmerican is vigorously defending its interests in this declaratory judgment action.

North Star Steel Company
------------------------

     On December 8, 1997, North Star Steel Company (NSS), a retail MidAmerican electric customer, filed a Complaint in the United States District Court for the Southern District of Iowa naming Holdings and MidAmerican as defendants. The Complaint alleges that MidAmerican's refusal to allow NSS to obtain retail electric service from an unspecified alternative energy company amounts to a violation of federal antitrust laws. NSS is seeking to recover an unspecified level of damages, and to require MidAmerican to provide retail wheeling service so that NSS can obtain electricity from an unnamed supplier. MidAmerican is vigorously defending its conduct.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibits Filed Herewith
-----------------------

     The exhibits filed herewith are attached to this combined Form 10-Q in numerical order. They are listed below under the heading of the registrant or registrants to whom they apply.

Holdings

     Exhibit 12.1 - Computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements.

MidAmerican

     Exhibit 3.3 - Restated Articles of Incorporation of MidAmerican Energy Company, as amended April 27, 1998.

     Exhibit 12.2 - Computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements.

Holdings and MidAmerican

     Exhibit 27 - Financial Data Schedules (for electronic filing only).

(b)   Reports on Form 8-K

     On February 6, 1998, Holdings and MidAmerican filed a joint report on Form 8-K, dated February 6, 1998. The report included the following information:

     Holdings computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements.

     MidAmerican computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements.

     Financial information of Holdings and MidAmerican including selected financial data for the years ended and as of December 31, 1997, 1996, 1995, 1994 and 1993; management's discussion and analysis of financial condition and results of operations; consolidated statements of income, cash flows and retained earnings for the years ended December 31, 1997, 1996 and 1995; consolidated balance sheets and consolidated statements of capitalization as of December 31, 1997 and 1996; notes to the consolidated financial statements; report of the independent public accountant; report of management; and supplemental financial and statistical data.

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


                                        MIDAMERICAN ENERGY HOLDINGS COMPANY
                                             MIDAMERICAN ENERGY COMPANY
                                        -----------------------------------
                                                  (Registrants)








Date  May 14, 1998
      ------------
                                               /s/ A. L. Wells
                             --------------------------------------------------
                             Senior Vice President and Chief  Financial Officer