Form 10-Q
period 1998-06-30
MIDAMERICAN ENERGY HOLDINGS CO; MIDAMERICAN ENERGY CO
filed 1998-08-13
CIK 1009526, 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1998
                              --------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                                  ----------    -------------------------

Commission      Registrant, State of Incorporation,      IRS Employer
File Number        Address and Telephone Number          Identification No.

1-12459         MIDAMERICAN ENERGY HOLDINGS COMPANY         42-1451822
                       (An Iowa Corporation)
                     666 Grand Ave. PO Box 657
                      Des Moines, Iowa 50303
                           515-242-4300

1-11505             MIDAMERICAN ENERGY COMPANY              42-1425214
                      (An Iowa Corporation)
                    666 Grand Ave. PO Box 657
                      Des Moines, Iowa 50303
                           515-242-4300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ----     ----

     Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.

   Registrant         Class                Shares Outstanding at July 31, 1998
------------------  -------------------    -------------------------------------
MidAmerican Energy    Common Stock                        94,104,682 *
  Holdings Company    without par value

MidAmerican Energy    Common Stock         70,980,203 (all of which were held by
  Company             without par value    MidAmerican Energy Holdings Company)

* MidAmerican Energy Holdings Company common shares outstanding at July 31, 1998, exclude 437,131 shares which are held by a subsidiary.

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



                                TABLE OF CONTENTS

                          Part I.  Financial Information                Page No.

ITEM 1.    Financial Statements

                       MidAmerican Energy Holdings Company

           Consolidated Statements of Income.......................       3
           Consolidated Statements of Comprehensive Income.........       4
           Consolidated Balance Sheets.............................       5
           Consolidated Statements of Cash Flows...................       6
           Notes to Consolidated Financial Statements..............       7

                           MidAmerican Energy Company

           Consolidated Statements of Income.......................      12
           Consolidated Balance Sheets.............................      13
           Consolidated Statements of Cash Flows...................      14
           Notes to Consolidated Financial Statements..............      15

ITEM 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations........       16

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk... 41

                           Part II. Other Information

ITEM 1.    Legal Proceedings ........................................... 41

ITEM 4.    Submission of Matters to a Vote of Security Holders.......... 42

ITEM 6.    Exhibits and Reports on Form 8-K............................. 42

Signatures ............................................................. 43

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, except per share amounts)
                                                       Three Months                 Six Months                 Twelve Months
                                                       Ended June 30               Ended June 30               Ended June 30
                                                     1998          1997          1998          1997          1998          1997
                                                  ----------    ----------    ----------    ----------    ----------    ----------
OPERATING REVENUES
Electric utility ..............................   $  287,094    $  261,801    $  543,448    $  516,117    $1,153,631    $1,086,271
Gas utility ...................................       67,288        80,913       240,488       292,478       484,316       547,627
Nonregulated ..................................       39,041        42,549        81,015       156,827       183,863       305,074
                                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                     393,423       385,263       864,951       965,422     1,821,810     1,938,972
                                                  ----------    ----------    ----------    ----------    ----------    ----------
OPERATING EXPENSES
Utility:
   Cost of fuel, energy and capacity ..........       57,085        52,141       102,284       111,424       226,620       229,243
   Cost of gas sold ...........................       32,648        45,099       137,969       186,932       297,053       360,521
   Other operating expenses ...................      111,746        98,691       218,523       192,298       456,019       364,703
   Maintenance ................................       30,740        22,349        53,323        46,098       105,315        90,844
   Depreciation and amortization ..............       44,191        42,060        88,382        84,068       174,854       166,654
   Property and other taxes ...................       24,295        24,853        49,765        50,343       100,739        93,871
                                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                     300,705       285,193       650,246       671,163     1,360,600     1,305,836
                                                  ----------    ----------    ----------    ----------    ----------    ----------

Nonregulated:
   Cost of sales ..............................       24,197        37,243        63,233       146,213       157,202       287,219
   Other ......................................       14,180         7,432        20,489        15,418        35,147        34,796
                                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                      38,377        44,675        83,722       161,631       192,349       322,015
                                                  ----------    ----------    ----------    ----------    ----------    ----------
   Total operating expenses ...................      339,082       329,868       733,968       832,794     1,552,949     1,627,851
                                                  ----------    ----------    ----------    ----------    ----------    ----------

OPERATING INCOME ..............................       54,341        55,395       130,983       132,628       268,861       311,121
                                                  ----------    ----------    ----------    ----------    ----------    ----------

NON-OPERATING INCOME
Interest income ...............................        2,178         1,562         4,630         3,115         6,833         4,603
Dividend income ...............................        2,738         3,707         5,452         7,255        11,989        15,338
Realized gains and losses on securities, net ..          954            98         2,019           616         9,201          (723)
Other, net ....................................          778         3,279         6,435         7,264        21,282        (1,484)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                       6,648         8,646        18,536        18,250        49,305        17,734
                                                  ----------    ----------    ----------    ----------    ----------    ----------
FIXED CHARGES
Interest on long-term debt ....................       20,324        22,829        40,608        46,292        84,214        97,496
Other interest expense ........................        3,416         4,119         6,628         5,448        11,214        10,666
Preferred dividends of subsidiaries ...........        3,233         3,231         6,465         8,000        12,933        14,028
Allowance for borrowed funds ..................         (921)         (603)       (1,675)       (1,312)       (2,960)       (3,068)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                      26,052        29,576        52,026        58,428       105,401       119,122
                                                  ----------    ----------    ----------    ----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES ........................       34,937        34,465        97,493        92,450       212,765       209,733
INCOME TAXES ..................................       13,937        10,289        37,760        34,100        72,050        81,126
                                                  ----------    ----------    ----------    ----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS .............       21,000        24,176        59,733        58,350       140,715       128,607
                                                  ----------    ----------    ----------    ----------    ----------    ----------
DISCONTINUED OPERATIONS
Income (loss) from operations
  (net of income taxes) .......................            -           408             -           698          (816)       (3,723)
Loss on disposal (net of income taxes) ........            -             -             -          (524)       (3,586)      (15,356)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                           -           408             -           174        (4,402)      (19,079)
                                                  ----------    ----------    ----------    ----------    ----------    ----------

NET INCOME ....................................   $   21,000    $   24,584    $   59,733    $   58,524    $  136,313    $  109,528
                                                  ==========    ==========    ==========    ==========    ==========    ==========

AVERAGE COMMON SHARES OUTSTANDING .............       94,473        98,621        94,675        99,534        95,619       100,096

EARNINGS PER COMMON SHARE
  -BASIC AND DILUTED:
Continuing operations .........................   $     0.22    $     0.24    $     0.63    $     0.59    $     1.47    $     1.28
Discontinued operations .......................            -          0.01             -             -         (0.04)        (0.19)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Earnings per average common share..............   $     0.22    $     0.25    $     0.63    $     0.59    $     1.43    $     1.09
                                                  ==========    ==========    ==========    ==========    ==========    ==========

DIVIDENDS DECLARED PER SHARE ..................   $     0.30    $     0.30    $     0.60    $     0.60    $     1.20    $     1.20
                                                  ==========    ==========    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In Thousands)
                                                        Three Months                 Six Months                Twelve Months
                                                       Ended June 30               Ended June 30               Ended June 30
                                                     1998          1997          1998          1997          1998          1997
                                                  ----------    ----------    ----------    ----------    ----------    ----------

NET INCOME .....................................  $   21,000    $   24,584    $   59,733    $   58,524    $  136,313    $  109,528
                                                  ----------    ----------    ----------    ----------    ----------    ----------

OTHER COMPREHENSIVE INCOME
Unrealized (losses) gains on securities:
Unrealized holding gains (losses) during period.     (29,603)       (1,104)       53,253         3,022       274,158         5,810
   Less reclassification adjustment for
     realized gains (losses) reflected
     in net income during period ...............         954            95         2,019           613         9,193          (729)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                     (30,557)       (1,199)       51,234         2,409       264,965         6,539
Income tax (benefit) expense ...................     (10,535)         (429)       18,014           789        92,792         2,234
                                                  ----------    ----------    ----------    ----------    ----------    ----------
  Other comprehensive income, net ..............     (20,022)         (770)       33,220         1,620       172,173         4,305
                                                  ----------    ----------    ----------    ----------    ----------    ----------

COMPREHENSIVE INCOME ...........................  $      978    $   23,814    $   92,953    $   60,144    $  308,486    $  113,833
                                                  ==========    ==========    ==========    ==========    ==========    ==========


The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                                                    As of
                                                                   ---------------------------------------
                                                                            June 30            December 31
                                                                   ------------------------    -----------
                                                                      1998          1997          1997
                                                                   ----------    ----------    ----------
                                                                         (Unaudited)
ASSETS
UTILITY PLANT
Electric .......................................................   $4,106,986    $4,050,767    $4,084,920
Gas ............................................................      766,127       731,978       756,874
                                                                   ----------    ----------    ----------
                                                                    4,873,113     4,782,745     4,841,794
Less accumulated depreciation and amortization .................    2,350,265     2,215,077     2,275,099
                                                                   ----------    ----------    ----------
                                                                    2,522,848     2,567,668     2,566,695
Construction work in progress ..................................       82,671        37,880        55,418
                                                                   ----------    ----------    ----------
                                                                    2,605,519     2,605,548     2,622,113
                                                                   ----------    ----------    ----------

POWER PURCHASE CONTRACT ........................................      168,430       190,504       173,107
                                                                   ----------    ----------    ----------

INVESTMENT IN DISCONTINUED OPERATIONS ..........................            -         6,610             -
                                                                   ----------    ----------    ----------

CURRENT ASSETS
Cash and cash equivalents ......................................      121,720        57,297        10,468
Receivables ....................................................      160,212       203,511       207,471
Inventories ....................................................       64,471        69,796        86,091
Other ..........................................................       14,970        10,227        18,452
                                                                   ----------    ----------    ----------
                                                                      361,373       340,831       322,482
                                                                   ----------    ----------    ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET .....................      883,797       605,669       799,524
                                                                   ----------    ----------    ----------

OTHER ASSETS ...................................................      388,378       386,543       360,865
                                                                   ----------    ----------    ----------

TOTAL ASSETS ...................................................   $4,407,497    $4,135,705    $4,278,091
                                                                   ==========    ==========    ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity ....................................   $1,311,583    $1,186,313    $1,301,286
MidAmerican preferred securities, not subject to
  mandatory redemption .........................................       31,760        31,765        31,763
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities .............................       50,000        50,000        50,000
  MidAmerican-obligated preferred securities of subsidiary trust
    holding solely MidAmerican junior subordinated debentures ..      100,000       100,000       100,000
Long-term debt (excluding current portion) .....................    1,043,909     1,109,531     1,034,211
                                                                   ----------    ----------    ----------
                                                                    2,537,252     2,477,609     2,517,260
                                                                   ----------    ----------    ----------
CURRENT LIABILITIES
Notes payable ..................................................      167,429       146,185       138,054
Current portion of long-term debt ..............................      219,260       129,756       144,558
Current portion of power purchase contract .....................       14,361        13,717        14,361
Accounts payable ...............................................       90,593        87,515       145,855
Taxes accrued ..................................................      108,916        81,795        92,629
Interest accrued ...............................................       21,637        26,457        22,355
Other ..........................................................       69,475        48,969        38,766
                                                                   ----------    ----------    ----------
                                                                      691,671       534,394       596,578
                                                                   ----------    ----------    ----------
OTHER LIABILITIES
Power purchase contract ........................................       83,143        97,504        83,143
Deferred income taxes ..........................................      772,609       710,431       761,795
Investment tax credit ..........................................       80,274        85,985        83,127
Other ..........................................................      242,548       229,782       236,188
                                                                   ----------    ----------    ----------
                                                                    1,178,574     1,123,702     1,164,253
                                                                   ----------    ----------    ----------
TOTAL CAPITALIZATION AND LIABILITIES ...........................   $4,407,497    $4,135,705    $4,278,091
                                                                   ==========    ==========    ==========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                                                    THREE MONTHS              SIX MONTHS
                                                                    ENDED JUNE 30           ENDED JUNE 30
                                                               ----------------------    ----------------------
                                                                  1998         1997         1998         1997
                                                               ---------    ---------    ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................   $  21,000    $  24,584    $  59,733    $  58,524
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ............................      49,624       47,573       98,060       95,982
  Net decrease in deferred income taxes and
    investment tax credit, net .............................      (4,748)      (6,795)     (10,121)     (11,948)
  Amortization of other assets .............................      10,133        5,596       19,345       12,474
  Capitalized cost of real estate sold .....................         308          506          458          796
  Loss from discontinued operations ........................           -         (408)           -         (174)
  Gain on sale of securities, assets and other investments..      (1,063)        (362)      (8,595)      (1,827)
  Other-than-temporary decline in value of investments .....          72           92          110          252
  Impact of changes in working capital, net of effects
    from discontinued operations ...........................     (31,556)     (77,780)      63,377       71,709
  Other ....................................................      13,826        3,584       15,902         (751)
                                                               ---------    ---------    ---------    ---------
    Net cash provided (used) ...............................      57,596       (3,410)     238,269      225,037
                                                               ---------    ---------    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ..........................     (43,906)     (37,426)     (68,592)     (64,029)
Quad Cities Nuclear Power Station
  decommissioning trust fund ...............................      (2,844)      (2,140)      (5,658)      (4,280)
Deferred energy efficiency expenditures ....................           -       (2,626)           -       (6,349)
Nonregulated capital expenditures ..........................     (17,485)      (4,377)     (38,683)      (7,002)
Purchase of real estate brokerage company...................     (78,985)           -      (78,985)           -
Purchase of securities .....................................     (45,125)     (53,064)     (98,354)    (116,407)
Proceeds from sale of securities ...........................      52,772       53,397      104,817      132,049
Proceeds from sale of assets and other investments .........      20,145          526       28,344       13,670
Investment in discontinued operations ......................           -       (1,822)           -      145,193
Other investing activities, net ............................       2,765         (289)         (13)          52
                                                               ---------    ---------    ---------    ---------
  Net cash (used) provided  ................................    (112,663)     (47,821)    (157,124)      92,897
                                                               ---------    ---------    ---------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid ......................................     (28,310)     (29,544)     (56,686)     (59,723)
Issuance of long-term debt, net of issuance cost ...........     158,440            -      158,440            -
Retirement of long-term debt, including reacquisition cost .        (391)     (34,672)     (75,422)     (61,790)
Reacquisition of preferred shares ..........................          (1)          (1)          (3)          (4)
Reacquisition of common shares .............................     (10,754)     (26,235)     (25,597)     (46,564)
Decrease in MidAmerican Capital Company
  unsecured revolving credit facility ......................      (3,200)           -            -     (174,500)
Net increase(decrease) in notes payable ....................      26,366      105,975       29,375      (15,805)
                                                               ---------    ---------    ---------    ---------
  Net cash provided (used) .................................     142,150       15,523       30,107     (358,386)
                                                               ---------    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......      87,083      (35,708)     111,252      (40,452)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........      34,637       93,005       10,468       97,749
                                                               ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $ 121,720    $  57,297    $ 121,720    $  57,297
                                                               =========    =========    =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ..................   $  18,865    $  19,708    $  43,999    $  49,978
                                                               =========    =========    =========    =========
Income taxes paid ..........................................   $  33,927    $  76,690    $  34,651    $  76,753
                                                               =========    =========    =========    =========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A)   GENERAL:

     The consolidated financial statements included herein have been prepared by Holdings, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, all adjustments have been made to present fairly the financial position, the results of operations, comprehensive income and the changes in cash flows for the periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

     MidAmerican's present estimate of probable remediation costs for the sites discussed above as of June 30, 1998 is $25 million. This estimate has been recorded as a liability and a regulatory asset for future recovery. The Illinois Commerce Commission (ICC) has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. MidAmerican's present rates in Iowa provide for a fixed annual recovery of MGP costs. MidAmerican intends to pursue recovery of the remediation costs from other PRPs and its insurance carriers.

     The estimate of probable remediation costs is established on a site specific basis. The costs are accumulated in a three-step process. First, a determination is made as to whether MidAmerican has potential legal liability for the site and whether information exists to indicate that contaminated wastes remain at the site. Second, if potential legal liability exists, the costs of performing a preliminary investigation and the costs of removing known contaminated soil are accrued. Finally, as the investigation is performed and if it is determined remedial action is required, the best estimate of remediation costs is accrued. If necessary, the estimate is revised when a consent order is issued. The estimated recorded liabilities for these properties include incremental direct costs of the remediation effort, costs for future monitoring at sites and costs of compensation to employees for time expected to be spent directly on the remediation effort. The estimated recorded liabilities for these properties are based upon preliminary data. Thus, actual costs could vary significantly from the estimates. The estimate could change materially based on facts and circumstances derived from site investigations, changes in required remedial action and changes in technology relating to remedial alternatives. In addition, insurance recoveries for some or all of the costs may be possible, but the liabilities recorded have not been reduced by any estimate of such recoveries.


     Although the timing of potential incurred costs and recovery of such costs in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on MidAmerican's financial position or results of operations.

     2)     Clean Air Act:

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards (NAAQS) for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the EPA will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). If a state has area(s) classified as nonattainment area(s), the state is required to submit a State Implementation Plan specifying how it will reach attainment of the standards through emission reductions or other means.

     The impact of the new standards on MidAmerican will depend on the attainment status of the areas surrounding MidAmerican's operations and MidAmerican's relative contribution to the nonattainment status. The attainment status of areas in the state of Iowa will not be known for two to three years. However, if MidAmerican's operations are determined to contribute to nonattainment, the installation of additional control equipment, such as scrubbers and/or selective catalytic reduction, on MidAmerican's units could be required. The cost to install such equipment could be significant. MidAmerican will continue to follow the attainment status of the areas in which it operates and evaluate the potential impact of the status of these areas on MidAmerican under the new regulations.

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

     On June 27, 1997, the IUB approved a March 1997 settlement agreement between MidAmerican, the Iowa Office of Consumer Advocate (OCA) and other parties in a consolidated rate proceeding involving MidAmerican's electric pricing proposal and a filing by the OCA. The agreement includes a number of components of MidAmerican's pricing proposal. Six major components of the settlement and their status are as follows:

     1) On an annualized basis, prices for residential customers were reduced $8.5 million, $10.0 million and $5.0 million effective November 1, 1996, July 11, 1997, and June 1, 1998 respectively, for a total annual decrease of $23.5 million.

     2) Rates for industrial customers will be reduced by $6 million annually and rates for commercial customers will be reduced by $4 million annually. MidAmerican has been given permission to implement these reductions through a retail access pilot project and through negotiated individual contracts. In the event that these contracts in the aggregate do not reduce rates by $6 million and $4 million, respectively, MidAmerican is required to apply any remaining amount to across-the-board rate reductions to customers who do not enter into contracts.

        The effective date for these rate reductions was set for June 1, 1998 in the IUB Order approving the settlement. However, MidAmerican has pending before the IUB a request to extend the deadlines until September 1, 1998 for industrial customers, and December 31, 1998 for commercial customers. That request would involve an obligation to increase the amount of the reduction on a one-time basis to reflect the time value of money between June 1, 1998 and the new requested deadlines. MidAmerican estimates it will not have any interest obligation with respect to the industrial contracts, and will not incur any material interest obligation with respect to its commercial contracts.

        The negotiated contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to 10-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $125 million.

        The IUB is currently  considering  the   contracting   process  in  two
proceedings. The outcome of those proceedings could impact further contracting efforts, as well as determine whether any of the contracts will need to be renegotiated, and the extent to which the annualized rate reduction will take the form of negotiated contracts versus across-the-board rate reductions.

     3) A tracking mechanism (Coooper Tracker) is being used to currently recover costs for capital improvements required by the Cooper Nuclear Station Power Purchase Contract which will offset approximately $6 million of the rate reductions in 1998. Other operating expenses will correspondingly increase due to currently expensing the related costs.

     4) Elimination of the Iowa energy adjustment clause (EAC). Prior to July 11, 1997, MidAmerican collected fuel costs from Iowa customers on a current basis through the EAC, and thus, fuel costs had little impact on net income. Since then, base rates for Iowa customers include a factor for recovery of a representative level of fuel costs. To the extent actual fuel costs vary from that factor, pre-tax earnings are impacted. The fuel cost factor will be reviewed in February 1999 and adjusted prospectively if actual 1998 fuel costs vary 15% above or below the factor included in base rates.

     5) If MidAmerican's annual Iowa electric jurisdictional return on common equity exceeds 12%, then an equal sharing between customers and shareholders of earnings above the 12% level begins; if it exceeds 14%, then two-thirds of MidAmerican's share of those earnings will be used for accelerated recovery of certain regulatory assets. The agreement permits MidAmerican to file for increased rates if the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%.

     6) MidAmerican will develop a pilot program for a market access service which allows customers with at least 4 MW of load to choose energy suppliers. The pilot program, which is subject to approval by the

IUB and the Federal Energy Regulatory Commission (FERC), is limited to 60 MW of participation the first year and can be expanded by 15 MW annually until the conclusion of the program. Any loss of revenues associated with the pilot program will be considered part of the $10 million annual reduction for commercial and industrial customers as described above, but may not be recovered from other customer classes. The program was filed with the IUB and the FERC in September 1997. The Company anticipates that the necessary approvals will be received by the fourth quarter of 1998.

D)   ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION:

     Statement of Financial Accounting Standards (SFAS) No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is the discontinued applicability of SFAS 71. The majority of MidAmerican's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of restructuring legislation in Illinois. Thus, MidAmerican was required to write off regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. The net amount of such write-offs were immaterial. If other utility operations no longer meet the criteria of SFAS 71, MidAmerican would be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result. As of June 30, 1998, MidAmerican had approximately $312 million of regulatory assets in its Consolidated Balance Sheet because these costs are expected to be recovered in future charges to utility customers.

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

F)   COMMON SHAREHOLDERS' EQUITY:

     In March 1997, Holdings announced its plan to repurchase up to $200 million of the Company's common stock. The Company plans to purchase the shares from time to time as market conditions warrant. As of June 30, 1998, the Company had repurchased approximately 6.2 million shares for $114.8 million under the plan. In addition, a subsidiary has acquired 437,131 shares of Holdings common stock which are also excluded from shares outstanding.

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

     The following table shows the income tax expense or benefit related to each component (in thousands):

                                               Three Months              Six Months             Twelve Months
                                               Ended June 30           Ended June 30            Ended June 30
                                           --------------------    ---------------------    --------------------
                                             1998        1997        1998        1997         1998         1997
                                           --------    --------    --------    ---------    ---------    -------
Unrealized holding (losses)/gains
  during period
    Before income taxes                    $(29,603)   $ (1,104)   $ 53,253    $   3,022    $ 274,158    $ 5,810
    Income tax benefit/(expense)             10,195         392     (18,697)        (949)     (95,903)    (1,954)
                                           --------    --------    --------    ---------    ---------    -------
                                            (19,408)       (712)     34,556        2,073      178,255      3,856
                                           --------    --------    --------    ---------    ---------    -------
Less reclassification adjustment for
  realized gains/(losses) reflected in
  net income during period
    Before income taxes                         954          95       2,019          613        9,193       (729)
    Income tax (expense)/benefit               (340)        (37)       (683)        (160)      (3,111)       280
                                           --------    --------    --------    ---------    ---------    -------
                                                614          58       1,336          453        6,082       (449)
                                           --------    --------    --------    ---------    ---------    -------
    Other Comprehensive Income, Net        $(20,022)   $   (770)   $ 33,220    $   1,620    $ 172,173    $ 4,305
                                           ========    ========    ========    =========    =========    =======

H)   MCLEODUSA INCORPORATED INVESTMENT:

     Included in investments on the Consolidated Balance Sheets is the Company's investment in common stock of McLeodUSA Incorporated (McLeodUSA). McLeodUSA common stock has been publicly traded since June 14, 1996. Investor agreements related to McLeodUSA's initial public offering and subsequent merger with Consolidated Communications Inc. prohibit the Company from selling or otherwise disposing of any of the common stock of McLeodUSA prior to September 24, 1998, without approval of McLeodUSA's board of directors. As a result of the agreements, the Company's investment was considered restricted stock and, as such, was recorded at cost in all periods prior to September 1997. Beginning in September 1997, the investment is no longer considered restricted for accounting purposes and is recorded at fair value. At June 30, 1998, the cost and fair value of the McLeodUSA investment were $45.2 million and $313.3 million, respectively. The unrealized gain is recorded, net of income taxes, as accumulated comprehensive income in common shareholders' equity. At June 30, 1998, the unrealized gain and deferred income taxes for this investment were $268.1 million and $93.8 million, respectively.

I)  SUBSEQUENT EVENT:

     On August 11, 1998, a definitive merger agreement was entered into between the Company and CalEnergy, a global provider of energy services. Under the terms of the agreement, the shareholders of the Company will receive $27.15 cash for each share of their common stock reflecting a 36 percent premium over the August 11, 1998 closing price. The merger will need to be approved by the shareholders of both companies, the Federal Energy Regulatory Commission, and the Nuclear Energy Regulatory Commission. Filings will also be made with the Iowa Utilities Board, which has the right to review the merger and to disapprove it only if found not in the public interest, the Federal Trade Commission and the Department of Justice. State regulators in Illinois will be notified of the merger. Management believes completion of the merger could occur by the first quarter of 1999.

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In Thousands)
                                                       Three Months                  Six Months                Twelve Months
                                                       Ended June 30               Ended June 30               Ended June 30
                                                     1998          1997          1998          1997          1998          1997
                                                  ----------    ----------    ----------    ----------    ----------    ----------
OPERATING REVENUES
Electric utility ..............................   $  287,094    $  261,801    $  543,448    $  516,117    $1,153,631    $1,086,271
Gas utility ...................................       67,288        80,913       240,488       292,478       484,316       547,627
                                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                     354,382       342,714       783,936       808,595     1,637,947     1,633,898
                                                  ----------    ----------    ----------    ----------    ----------    ----------

OPERATING EXPENSES
Cost of fuel, energy and capacity .............       57,643        52,141       103,400       111,424       227,736       229,243
Cost of gas sold ..............................       32,648        45,099       137,969       186,932       297,053       360,521
Other operating expenses ......................      111,746        98,691       218,523       192,298       456,019       364,703
Maintenance ...................................       30,740        22,349        53,323        46,098       105,315        90,844
Depreciation and amortization .................       44,191        42,060        88,382        84,068       174,854       166,654
Property and other taxes ......................       24,295        24,853        49,765        50,343       100,739        93,871
Income taxes ..................................        9,673        12,917        38,626        36,421        76,767        94,263
                                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                     310,936       298,110       689,988       707,584     1,438,483     1,400,099
                                                  ----------    ----------    ----------    ----------    ----------    ----------

OPERATING INCOME ..............................       43,446        44,604        93,948       101,011       199,464       233,799
                                                  ----------    ----------    ----------    ----------    ----------    ----------

NON-OPERATING INCOME
Interest and dividend income ..................        1,447           421         3,394         1,327         4,399         2,107
Non-operating income taxes ....................       (3,436)       (1,374)        1,490        (2,293)        2,028        (3,580)
Other, net ....................................         (882)        3,008        (3,116)        4,339         4,912         6,335
                                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                      (2,871)        2,055         1,768         3,373        11,339         4,862
                                                  ----------    ----------    ----------    ----------    ----------    ----------
FIXED CHARGES
Interest on long-term debt ....................       17,592        19,332        35,145        39,218        74,047        78,884
Other interest expense ........................        3,529         4,113         6,697         5,442        11,282        10,654
Preferred dividends of subsidiary trust .......        1,995         1,995         3,990         3,990         7,980         4,278
Allowance for borrowed funds ..................         (921)         (603)       (1,675)       (1,312)       (2,960)       (3,068)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
                                                      22,195        24,837        44,157        47,338        90,349        90,748
                                                  ----------    ----------    ----------    ----------    ----------    ----------

INCOME FROM CONTINUING OPERATIONS .............       18,380        21,822        51,559        57,046       120,454       147,913

LOSS FROM DISCONTINUED OPERATIONS .............            -             -             -             -             -       (20,599)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
NET INCOME ....................................       18,380        21,822        51,559        57,046       120,454       127,314
PREFERRED DIVIDENDS ...........................        1,238         1,236         2,475         4,010         4,953         9,750
                                                  ----------    ----------    ----------    ----------    ----------    ----------

EARNINGS ON COMMON STOCK ......................   $   17,142    $   20,586    $   49,084    $   53,036    $  115,501    $  117,564
                                                  ==========    ==========    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                                                   As of
                                                                   -------------------------------------
                                                                           June 30           December 31
                                                                   -----------------------   -----------
                                                                      1998         1997         1997
                                                                   ----------   ----------   ----------
                                                                         (Unaudited)
ASSETS
Utility Plant
Electric .......................................................   $4,109,989   $4,053,770   $4,087,924
Gas ............................................................      766,127      731,978      756,874
                                                                   ----------   ----------   ----------
                                                                    4,876,116    4,785,748    4,844,798
Less accumulated depreciation and amortization .................    2,352,465    2,216,806    2,277,110
                                                                   ----------   ----------   ----------
                                                                    2,523,651    2,568,942    2,567,688
Construction work in progress ..................................       82,671       37,880       55,418
                                                                   ----------   ----------   ----------
                                                                    2,606,322    2,606,822    2,623,106
                                                                   ----------   ----------   ----------

POWER PURCHASE CONTRACT ........................................      168,430      190,504      173,107
                                                                   ----------   ----------   ----------

CURRENT ASSETS
Cash and cash equivalents ......................................      113,655       15,515        9,318
Receivables ....................................................      109,376      180,386      184,153
Inventories ....................................................       62,641       68,158       84,298
Other ..........................................................        1,799        4,243        6,174
                                                                   ----------   ----------   ----------
                                                                      287,471      268,302      283,943
                                                                   ----------   ----------   ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET .....................      126,195       98,808      115,029
                                                                   ----------   ----------   ----------

OTHER ASSETS ...................................................      319,570      371,253      347,122
                                                                   ----------   ----------   ----------

TOTAL ASSETS ...................................................   $3,507,988   $3,535,689   $3,542,307
                                                                   ==========   ==========   ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity ....................................   $  977,627   $  968,569   $  985,744
MidAmerican preferred securities, not subject to
  mandatory redemption .........................................       31,760       31,765       31,763
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities .............................       50,000       50,000       50,000
  MidAmerican-obligated preferred securities of subsidiary trust
    holding solely MidAmerican junior subordinated debentures ..      100,000      100,000      100,000
Long-term debt (excluding current portion) .....................      929,327      975,047      920,203
                                                                   ----------   ----------   ----------
                                                                    2,088,714    2,125,381    2,087,710
                                                                   ----------   ----------   ----------
CURRENT LIABILITIES
Notes payable ..................................................       41,500      144,300      122,500
Current portion of long-term debt ..............................      199,351       99,900      124,460
Current portion of power purchase contract .....................       14,361       13,717       14,361
Accounts payable ...............................................       85,542       73,677      128,390
Taxes accrued ..................................................      103,801       62,435       91,449
Interest accrued ...............................................       18,977       22,424       20,616
Other ..........................................................       26,942       24,153       22,598
                                                                   ----------   ----------   ----------
                                                                      490,474      440,606      524,374
                                                                   ----------   ----------   ----------
OTHER LIABILITIES
Power purchase contract ........................................       83,143       97,504       83,143
Deferred income taxes ..........................................      589,808      615,846      592,840
Investment tax credit ..........................................       80,274       85,985       83,127
Other ..........................................................      175,575      170,367      171,113
                                                                   ----------   ----------   ----------
                                                                      928,800      969,702      930,223
                                                                   ----------   ----------   ----------
TOTAL CAPITALIZATION AND LIABILITIES ...........................   $3,507,988   $3,535,689   $3,542,307
                                                                   ==========   ==========   ==========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                                    Three Months               Six Months
                                                                    Ended June 30             Ended June 30
                                                                ---------------------    ----------------------
                                                                  1998         1997         1998         1997
                                                               ---------    ---------    ---------    ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................   $ 18,380    $  21,822    $ 51,559    $ 57,046
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization ............................     48,642       46,784      96,415      94,428
  Net decrease in deferred income taxes and
    investment tax credit, net .............................     (2,960)      (1,789)     (5,885)     (3,578)
  Amortization of other assets .............................      9,868        5,472      19,033      12,092
  Impact of changes in working capital .....................    (20,212)     (59,177)     73,018      28,477
  Other ....................................................      2,487       (7,694)      1,559     (25,162)
                                                               --------    ---------    --------    --------
    Net cash provided ......................................     56,205        5,418     235,699     163,303
                                                               --------    ---------    --------    --------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures ..........................    (43,906)     (37,426)    (68,592)    (64,029)
Quad Cities Nuclear Power Station
  decommissioning trust fund ...............................     (2,844)      (2,140)     (5,658)     (4,280)
Deferred energy efficiency expenditures ....................          -       (2,626)          -      (6,349)
Nonregulated capital expenditures ..........................       (188)      (1,602)    (20,154)     (3,306)
Proceeds from sale of assets and other investments .........     19,854            -      19,854           -
Other investing activities, net ............................        371          829       1,038         927
                                                               --------    ---------    --------    --------
  Net cash used ............................................    (26,713)     (42,965)    (73,512)    (77,037)
                                                               --------    ---------    --------    --------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid .............................................    (29,838)     (41,236)    (59,676)    (75,510)
Issuance of long-term debt, net of issuance cost ...........    158,440            -     158,440           -
Retirement of long-term debt, including reacquisition cost .       (486)     (32,896)    (75,611)    (62,052)
Reacquisition of preferred shares ..........................         (1)          (1)         (3)         (4)
Net (decrease) increase in notes payable ...................    (73,602)     104,275     (81,000)    (17,400)
                                                               --------    ---------    --------    --------
  Net cash provided (used)  ................................     54,513       30,142     (57,850)   (154,966)
                                                               --------    ---------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......     84,005       (7,405)    104,337     (68,700)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........     29,650       22,920       9,318      84,215
                                                               --------    ---------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $113,655    $  15,515    $113,655    $ 15,515
                                                               ========    =========    ========    ========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized ..................   $ 12,223    $  12,215    $ 39,526    $ 42,663
                                                               ========    =========    ========    ========
Income taxes paid ..........................................   $ 33,352    $  54,247    $ 33,436    $ 67,465
                                                               ========    =========    ========    ========

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

G)   SUBSEQUENT EVENT:

     Refer to Note I of Holdings' Notes to Consolidated Financial Statements for information regarding subsequent events.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     MidAmerican is a public utility with electric and natural gas operations and is the principal subsidiary of Holdings. MidAmerican Capital, Midwest Capital and MidAmerican Realty Services Company (MidAmerican Realty) are Holdings' nonregulated subsidiaries. MidAmerican Capital manages marketable securities and passive investment activities, nonregulated retail and wholesale natural gas businesses, security services and other energy-related, nonregulated activities. Midwest Capital functions as a regional business development company in MidAmerican's utility service territory. MidAmerican Realty includes the Company's recently acquired real estate operations.

     On May 27, 1998, the Company completed its purchase of AmerUs Home Services Inc. The companies acquired in that transaction are now subsidiaries of MidAmerican Realty and include real estate operations in five states: Iowa Realty, the state's largest, and First Realty/Better Homes and Gardens in Iowa; Edina Realty in Minnesota, North Dakota and Wisconsin; and Carol Jones, Realtors, in Missouri. On a consolidated basis, the new MidAmerican real estate companies have more than 800 employees and 3,400 sales agents and comprise the nation's third largest residential real estate brokerage organization based on over 46,000 buyer/seller transactions in 1997. In addition to residential brokerage, the MidAmerican Realty companies offer relocation, title and abstract services.

DESCRIPTION OF FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis (MD&A) addresses the financial statements of Holdings and MidAmerican as presented in this joint filing. Discussions related to MidAmerican also relate to Holdings. Information related to MidAmerican Capital and Midwest Capital pertains only to the discussion of the financial condition and results of operations of Holdings. To the extent necessary, certain discussions have been segregated to allow the reader to identify information applicable only to Holdings.

     The consolidated financial statements of MidAmerican present amounts related to MidAmerican Capital and Midwest Capital as discontinued operations for all periods that include months prior to December 1, 1996, in order to reflect their transfer to Holdings in December 1996.

FORWARD-LOOKING STATEMENTS

     From time to time, the Company or one of its subsidiaries individually may make forward-looking statements within the meaning of the federal securities laws that involve judgments, assumptions and other uncertainties beyond the control of the Company or any of its subsidiaries individually. These forward-looking statements may include, among others, statements concerning
revenue  and  cost  trends,  cost  recovery,   cost
reduction strategies and anticipated outcomes, pricing strategies, changes in the utility industry, planned capital expenditures, financing needs and availability, statements of the Company's expectations, beliefs, future plans and strategies, anticipated events or trends and similar comments concerning matters that are not historical facts. Investors and other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance of the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include weather effects on sales and revenues, fuel prices, fuel transportation, competitive factors, general economic conditions in the Company's service territory, interest rates, inflation and federal and state regulatory actions.

MERGER ANNOUNCEMENT

     On August 11, 1998, a definitive merger agreement was entered into between the Company and CalEnergy, a global provider of energy services. Under the terms of the agreement, the shareholders of the Company will receive $27.15 cash for each share of their common stock reflecting a 36 percent premium over the August 11, 1998 closing price. The merger will need to be approved by the shareholders of both companies, the Federal Energy Regulatory Commission, and the Nuclear Energy Regulatory Commission. Filings will also be made with the Iowa Utilities Board, which has the right to review the merger and to disapprove it only if found not in the public interest, the Federal Trade Commission and the Department of Justice. State regulators in Illinois will be notified of the merger. Management believes completion of the merger could occur by the first quarter of 1999.

                              RESULTS OF OPERATION
                              --------------------

Holdings:
---------

         The following tables provide a summary of the earnings contributions of the Company's operations for each of the periods presented:

                                                          Periods Ended June 30
                                      ------------------------------------------------------------
                                         Three Months            Six Months         Twelve Months
                                      ------------------    ----------------      ----------------
                                        1998     1997          1998     1997       1998       1997
                                      ------     -------    ------    ------      ------    ------
     Net Income (in millions)
         Continuing operations
           Utility                    $ 17.1     $ 20.6     $ 49.1    $ 53.0      $115.5    $138.2
           Nonregulated operations       3.9        3.6       10.6       5.3        25.2      (9.6)
         Discontinued operations           -        0.4          -       0.2        (4.4)    (19.1)
                                      ------     ------     ------    ------      ------    ------
           Consolidated earnings      $ 21.0     $ 24.6     $ 59.7    $ 58.5      $136.3    $109.5
                                      ======     ======     ======    ======      ======    ======

     Earnings Per Common Share -
     Basic and Diluted
         Continuing operations
           Utility                    $ 0.18     $ 0.21     $ 0.52    $ 0.53      $ 1.21    $ 1.38
           Nonregulated operations      0.04       0.03       0.11      0.06        0.26     (0.10)
         Discontinued operations           -       0.01          -         -       (0.04)    (0.19)
                                      ------     ------     ------    ------      ------    ------
           Consolidated earnings      $ 0.22     $ 0.25     $ 0.63    $ 0.59      $ 1.43    $ 1.09
                                      ======     ======     ======    ======      ======    ======

MidAmerican:
------------

         The following table provides a summary of the earnings contributions of MidAmerican's operations for each of the periods presented:

                                                   Periods Ended June 30
                                  ----------------------------------------------------------
                                    Three Months         Six Months         Twelve Months
                                  ----------------   -----------------   -------------------
                                    1998     1997      1998      1997       1998      1997
                                  -------   ------   -------   -------   --------   --------
                                                       (in millions)
     Earnings on Common Stock
       Continuing operations      $  17.1   $ 20.6   $  49.1   $  53.0   $  115.5   $  138.2
       Discontinued operations*         -        -         -         -        -        (20.6)
                                  -------   ------   -------   -------   --------   --------
       Consolidated earnings      $  17.1   $ 20.6   $  49.1   $  53.0   $  115.5   $  117.6
                                  =======   =======  =======   =======   ========   ========

     * Discontinued operations for twelve months ended June 30, 1997, includes the loss of MidAmerican Capital and Midwest Capital prior to their transfer to Holdings on December 1, 1996.

EARNINGS DISCUSSION

     Below is a list of some of the significant factors resulting in the variances in earnings. The amounts represent the variance between the 1998 and 1997 periods. Therefore, a factor that had a negative impact on earnings in both periods, but which had less of a negative impact in the 1998 period than in the 1997 period, would be displayed as a positive factor for comparison purposes. The discussion that follows addresses these factors as well as other items affecting the Company's results of operations.

     In the second half of 1997, MidAmerican began charging to expense additional amortization of deferred energy efficiency costs, ongoing energy efficiency costs and certain Cooper Nuclear Station costs consistent with ratemaking treatment. These items have had a significant impact on other operating expenses. In conjunction with expensing these items, MidAmerican began recovery of these costs from its customers, which is reflected in revenues. In order to present more appropriately the effect of gross margin and O&M expenses on the comparison of earnings shown below, the expenses related to these items are netted against the related revenues.


                                             Approximate Net Income Variances:  1998 vs 1997
                                             -----------------------------------------------
                                                        For Periods Ended June 30
                                                 ---------------------------------------
                                                 Three Months  Six Months  Twelve Months
                                                 ------------  ----------  -------------
                                                           ($ In Millions)
MidAmerican:
------------
  Net reduction in electric and gas
    gross margin due to -
      Variation in the effect of weather             $  -         $(6.5)        $(3.5)
      Customer growth                                  1.3          2.9           7.7
      Electric retail rates and accruals              (1.2)        (2.4)         (6.4)
      Off-system sales                                 2.7          2.1           5.1
      Improvements due to other factors                3.0         11.7          18.1
  Nuclear O&M expenses                                (1.6)         1.3           0.7
  1996 inventory adjustment                            -             -           (3.7)
  Other O&M expenses                                  (5.6)        (9.0)        (38.9)
  Property taxes                                        -            -           (4.0)
  Recognition of deferred energy
    efficiency income                                 (0.8)        (1.9)         (1.9)
  1996 gain on sale of storage gas                      -            -           (2.4)
  1996 merger proposal costs                            -            -            5.1

  Nonregulated subsidiaries:
    Write-downs of certain assets                       -            -            7.4
    Realized gain on sale of McLeodUSA
      Incorporated common stock                         -            -            5.2
    Donation of appreciated stock                     (2.4)        (2.4)         (2.4)
    Gains on sales of certain assets                    -           3.2           8.0
    Income from a venture capital investment            -           1.2           1.2
    Realty operations                                  1.7          1.7           1.7
    Reduction of interest on long-term debt             -           0.7           5.0

Discontinued operations                               (0.4)        (0.2)         14.7

Average shares outstanding for 1997 period          98,621       99,534       100,096

     During the second quarter of 1998, one of MidAmerican's coal-fired generating stations was shut down when a generation step-up transformer failed and two intense storms struck MidAmerican's service territory. Also, the Quad Cities Nuclear Power Station (Quad Cities Station) remained out of service until June 1. These events reduced utility earnings for the second quarter of 1998. Third quarter earnings will reflect most of the expenses for the storms since much of the repair work occurred in July. The impact on third quarter earnings is not expected to be material. Expenses for continued efforts in preparation for a competitive utility environment also reduced earnings. Improved margins helped to offset some of the increases in expenses.

     In the past two years, the Company's strategic realignment of operations has significantly affected earnings of nonregulated subsidiaries. During 1997 and the first quarter of 1998, the Company divested a number of its interests in nonregulated assets which did not align with the corporate vision of becoming the leading regional provider of energy and complementary services. Earnings for the twelve months ended June 30, 1998, include 6 cents per share from the sale of assets of railcar leasing and repair businesses in the fourth quarter of 1997. Earnings for the first six months of 1998 reflect 3 cents per share for the sale of the

Company's interest in a financial management company and the liquidation of a partnership that owned commercial office buildings. Losses from discontinued operations reduced earnings in each twelve-month period shown above, though to a lesser degree in the 1997 period. Cash proceeds from the sale of discontinued operations in early 1997 allowed the Company to pay off long-term debt, significantly reducing its interest expense compared to the twelve months ended June 30, 1997.

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

     The Company's evaluation of its nonregulated investments has resulted in write-downs of certain assets, primarily investments in alternative energy projects, in the past two years. The write-downs, which reflect declines in the value of those nonregulated investments, reduced earnings by approximately $2.0 million, or 2 cents per share, and $9.4 million, or 9 cents per share, in the twelve months ended June 30, 1998 and 1997, respectively.

Discontinued Operations -

Holdings:
---------

     During 1996, the Company discontinued some of its nonregulated operations. The Consolidated Statements of Income reflect the income or loss from those operations and the losses on disposal in each of the periods presented. Net assets of the discontinued operations are presented separately in the Consolidated Balance Sheets as Investment in Discontinued Operations.

     In the fourth quarter of 1996, the Company and KCS Energy, Inc. (KCS) signed a definitive agreement to sell a portion of the Company's nonregulated operations to KCS for $210 million in cash plus warrants to purchase KCS common stock. The sale, which included the Company's oil and gas exploration and development operations, was completed in January 1997. The twelve months ended June 30, 1997, reflects a $7.6 million after-tax loss for the transaction. An additional $0.4 million after-tax loss is included in the twelve months ended June 30, 1998.

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

UTILITY GROSS MARGIN

     Electric Gross Margin:
     ----------------------

                                                        Periods Ended June 30
                                           ------------------------------------------------
                                            Three Months      Six Months     Twelve Months
                                            ------------      ----------     -------------
                                            1998    1997     1998    1997    1998     1997
                                           ------  ------   ------  ------  ------   ------
                                                            (In millions)

     Operating revenues                     $287    $262     $543   $ 516   $1,154   $1,086
     Cost of fuel, energy and capacity        58      52      103     111      228      229
                                            ----    ----     ----   -----   ------   ------
       Electric gross margin                $229    $210     $440   $ 405   $  926   $  857
                                            ====    ====     ====   =====   ======   ======

     A variety of factors contributed to the increase in MidAmerican's electric gross margin for the 1998 periods compared to the 1997 periods. An increase in revenues from energy efficiency cost recovery accounted for $9.1 million, $18.0 million and $26.9 million of the increase in margin for the three-, six- and twelve-month comparisons, respectively. Revenues from the Cooper Tracker (discussed below) contributed $1.6 million, $3.2 million and $7.3 million to the increases for the three, six and twelve months ended June 30, 1998, respectively. Revenues from these factors are substantially offset by increases in other operating expenses.

     Regarding the increase in energy efficiency revenues, on September 29, 1997, MidAmerican began collection of its remaining deferred energy efficiency costs and current, ongoing energy efficiency costs. Including an allowed return on the deferred costs, the annual increase in electric revenues is $36.1 million. The effect on earnings of this increase in revenues and gross margin is partially offset by a corresponding increase in other operating expenses of $31.1 million annually for currently incurred electric energy efficiency costs and amortization of previously incurred costs.

     The Cooper Tracker allows MidAmerican to collect on a current basis, the Iowa portion of expenses for Cooper capital improvement advances.

     The effect of temperatures contributed $4 million to the increase in margin for the second quarter of 1998 compared to 1997. Compared to normal, 1998 second quarter temperatures resulted in an increase in gross margin of $2 million, while the 1997 second quarter was cooler than normal, resulting in a decrease in margin of $2 million. An increase in sales not dependent on weather improved electric margin for the quarter. Moderate customer growth resulted in a $1.9 million increase in electric gross margin compared to the 1997 second quarter. Total retail sales of electricity increased 4.7%.

     Energy costs per unit in the second quarter of 1998 were above the per-unit amount recovered in rates under the new Iowa pricing plan and resulted in a decrease to gross margin compared to the second quarter of 1997. Prior to July 11, 1997, MidAmerican was allowed to recover its energy costs from most of its electric utility customers through Energy Adjustment Clauses (EACs) included in revenues. Effective July 11, 1997, the EAC was eliminated for Iowa customers as part of a new Iowa pricing plan. Previously, variations in energy costs did not affect gross margin or net income due to corresponding changes in revenues collected through the EACs. With the elimination of the Iowa EAC, fluctuations in energy costs now have an impact on gross margin and net income.

     Reductions of electric retail rates, including the effect of related accruals, resulted in a $2.0 million decrease in revenues and gross margin compared to the second quarter of 1997.

     Sales for resale increased 16.7% for the quarter comparison. Margins on those sales contributed $4.6 million more to gross margin in the 1998 quarter than the sales in the second quarter of 1997. Refer to the discussion of the energy market under "Competition" in the Operating Activities and Other Matters section of MD&A.

     For the comparison of the six-month periods ended June 30, the variance in temperatures resulted in a $1 million decrease in electric gross margin. Compared to normal, the 1998 temperatures resulted in a decrease in gross margin of $6 million, while the 1997 period reflects a $5 million decrease in margin. An increase in sales not dependent on weather more than offset the decrease in margin due to weather for the 1998 period compared to 1997. Moderate but steady customer growth improved gross margin by $4.0 million compared to the 1997 six-month period. Total retail sales of electricity increased 2.3% compared to six months ended June 30, 1997.

     Reductions of electric retail rates, including the effect of related accruals, resulted in a $4.1 million decrease in revenues and gross margin compared to the first six months of 1997.

     Year-to-date sales for resale decreased 10.0% compared to the six months ended June 30, 1997. However, margins on those sales contributed $3.6 million more to gross margin in the 1998 period than the sales in the same period of 1997.

     For the twelve months ended June 30 comparison, temperatures reduced revenues and gross margin less in the 1998 period than in the 1997 period. When compared to normal, the impact of temperatures resulted in a $14 million reduction in electric gross margin for the 1998 twelve-month period compared to a $23 million reduction in gross margin for the twelve months ended June 30, 1997. Moderate but steady growth in the number of customers increased gross margin $10.5 million compared to the 1997 period. An increase in sales that are not dependent on weather also contributed to the increase in gross margin. Electric retail sales increased 2.7% for the 1998 twelve-month period compared to the twelve months ended June 30, 1997.

     Retail rate reductions, including the effect of related accruals, reduced electric gross margin by approximately $10.9 million compared to the twelve months ended June 30, 1997. Refer to "Rate Matters" in Liquidity and Capital Resources later in this discussion for further information regarding the Iowa proceeding.

     Sales for resale increased 1% for the twelve months ended June 30 comparison, while margins on those sales increased approximately $8.6 million. Transmission revenues increased $3.1 million compared to the 1997 twelve-month period.

     Energy costs per unit in the twelve months ended June 30, 1998 were below the per-unit amount recovered in rates under the new Iowa pricing plan and resulted in an increase to gross margin.

Gas Gross Margin:
-----------------
                                             Periods Ended June 30
                                ------------------------------------------------
                                 Three Months     Six Months       Twelve Months
                                -------------   --------------    --------------
                                 1998    1997    1998     1997     1998    1997
                                -----   -----   -----    -----    -----   ------
                                                (In millions)
     Operating revenues          $67     $81     $240     $292     $484     $548
     Cost of gas sold             33      45      138      187      297      361
                                 ---     ---     ----     ----     ----     ----
     Gas gross margin            $34     $36     $102     $105     $187     $187
                                 ===     ===     ====     ====     ====     ====


     Revenues include purchase gas adjustment clauses (PGAs) through which MidAmerican has been allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations in revenues from PGAs.

     Temperatures in the second quarter of 1998 were warmer than normal, resulting in a $2 million decrease in gas gross margin for the period, while temperatures in the second quarter of 1997 were colder than normal, resulting in a $2 million increase in margin. Total retail sales of natural gas decreased 25.0% compared to the second quarter of 1997.

     Increased recovery of gas energy efficiency costs resulted in a $3.2 million positive impact on the comparison of revenues and gross margin for the quarter. As discussed in the electric gross margin section, on September 29, 1997, MidAmerican began recovery of its energy efficiency costs which had not previously been approved for recovery. Including an allowed return on deferred costs, the annual increase in gas revenues is $12.8 million. The effect on earnings of this increase is partially offset by a corresponding increase in other operating expenses of approximately $11.1 million annually for deferred and ongoing gas energy efficiency costs.

     For the six months ended June 30, 1998, temperatures were 14.4% warmer than normal resulting in a $10 million decrease in gas gross margin. Colder-than-normal temperatures in the comparable 1997 period increased margin by approximately $1 million. Retail sales decreased 15.6% compared to the 1997 six-month period. Customer growth contributed $0.9 million to gas margin, and the mix of sales helped to offset the effect of a small decrease in usage not related to weather. Energy efficiency revenues increased $6.2 million for the six months ended June 30, 1998, compared to the same period in 1997.

     Mild temperatures resulted in a $15 million decrease in gas gross margin for the twelve months ended June 30, 1998, compared to the twelve months ended June 30, 1997. When compared to normal, the impact of temperatures resulted in an $11 million reduction in gas gross margin in the 1998 twelve-month period compared to a $4 million increase in gas gross margin for the twelve months ended June 30, 1997.

     The increase in recovery of gas energy efficiency costs for the twelve-month period recovered approximately $9.4 million of the loss in revenues and margin resulting from milder temperatures. Moderate customer growth, contributing $2.6 million to gross margin, and an increase from other usage factors also helped offset decreases in gross margin for the 1998 period.

UTILITY OPERATING EXPENSES

     Other Operating Expenses -

     Utility other operating expenses increased $13.1 million, $26.2 million and $91.3 million for the three, six and twelve months ended June 30, 1998, respectively, compared to the same periods in 1997.

     As mentioned in the gross margin discussions, on September 29, 1997, MidAmerican began additional recovery of deferred energy efficiency costs and current recovery of ongoing costs. As the deferred costs are recovered in revenues, they are amortized to expense. In addition, ongoing energy efficiency costs, which historically were deferred until future periods, are now charged to expense currently. The increase in energy efficiency costs accounted for $10.7 million, $21.5 million and $32.8 million of the increase in other operating expenses for the three, six and twelve months ended June 30, 1998, respectively, compared to the same periods in 1997.

     In addition to the energy efficiency expense increase, operating expenses related to Cooper increased due in part to the ratemaking treatment for Cooper capital improvements. As a result of 1996 and 1997 rate settlements, Cooper capital improvements are now expensed when incurred, instead of being capitalized. As mentioned in the Electric Gross Margin section, MidAmerican is recovering on a current basis the Iowa portion of these costs from its Iowa electric customers through the Cooper Tracker. Recovery in Illinois is included in base rates. This change accounted for increases of $0.7 million and $4.7 million for the six-month and twelve-month comparisons, respectively, and a decrease of $0.5 million for the three-month period due to an adjustment for a prior estimate. Excluding these Cooper costs, nuclear operations expenses decreased $2.9 million and $5.9 million, respectively, for the three-month and six-month comparisons and were unchanged for the twelve-month periods.

     Continued restructuring of the Company in preparation for a competitive industry has required additional expenses. MidAmerican has increased its emphasis on marketing-related efforts, as well as customer service operations, resulting in increases in consulting costs, advertising, employee incentive compensation and other related expenses. Increases in such expenses accounted for the remainder of the increases for the quarter and six-month period comparisons. In addition, the 1998 twelve-month period reflects increases in certain employee benefits expenses, customer assistance and energy efficiency administrative costs, manufactured gas plant site clean-up costs and transmission wheeling expense due in part to changes required by FERC Order Nos. 888 and 889.

     Maintenance -

     Maintenance expenses increased $8.4 million and $7.2 million for the 1998 three-month and six-month periods ended June 30 compared to the same periods ended June 30, 1997. Increased maintenance costs at the Quad Cities Station accounted for $5.6 million and $3.7 million of the three-month and six-month increases, respectively. Additionally, generating plant maintenance and distribution system maintenance increased due in part to the outage at Louisa Energy Center (Louisa) and storms in June 1998. Refer to Liquidity and Capital Resources for a discussion of the shutdown at Louisa.

     Maintenance expenses for the twelve months ended June 30, 1998, were $14.5 million greater than in the comparable 1997 period. In the fourth quarter of 1996, MidAmerican made an adjustment to align power plant inventory accounting of predecessor companies. That adjustment reduced expenses by $6.2 million for the twelve-month period ended June 30, 1997. In addition, the Company incurred $2.0 million in maintenance expenses for restoration following a snowstorm in October 1997. Costs related to the June 1998 storms, increased tree-trimming costs and costs of the shutdown at Louisa also contributed to the increase.

Maintenance expenses at the Quad Cities Station decreased $1.3 million in the twelve-month period ended June 30, 1998, compared to the twelve months ended June 30, 1997. Refer to the discussion of Quad Cities Nuclear Station in the Liquidity and Capital Resources section of MD&A for information regarding the status of Quad Cities Station.

     Property and Other Taxes -

     Property taxes increased for the twelve months ended June 30, 1998, relative to the comparable 1997 period due primarily to an increase in the assessed value for Iowa property taxes.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

Holdings:
---------

     Revenues of nonregulated subsidiaries decreased a total of $3.5 million, $75.8 million and $121.2 million for the three-month, six-month and twelve-month periods ended June 30, 1998, compared to their respective 1997 periods. Revenues from the natural gas marketing subsidiaries decreased $20.0 million, $89.1 million and $134.6 million for the 1998 three-month, six-month and twelve-month periods, respectively. Related sales volumes decreased 9 million MMBtu's (58%), 27 million MMBtu's (53%) and 53 million MMBtu's (49%) compared to the sales volumes in the 1997 periods. The decrease in sales volumes is due primarily to the expiration of contracts which have not been replaced. A decrease in the average price per unit, reflective of a decrease in the cost of gas sold, also reduced revenues in the six months ended June 30, 1998, for the natural gas marketing subsidiaries.

     Cost of sales includes expenses directly related to sales of natural gas. The decrease in cost of sales related to natural gas marketing for the first six months of 1998 reflects a 20% decrease in the average cost of gas per unit. Total gross margin (total price less cost of gas) on nonregulated natural gas sales decreased $1.3 million, $1.4 million and $0.4 million for the 1998 three, six, and twelve months ended June 30, respectively, compared to the 1997 periods.

     Nonregulated revenues for each of the 1998 periods reflect $18.3 million from the real estate brokerage operations acquired in May 1998. Nonregulated cost of sales and nonregulated other operating expenses for each 1998 period presented include $6.5 million and $8.4 million, respectively, related to the real estate brokerage companies.

     Nonregulated other operating expenses for the 1998 twelve-month period include a decrease of approximately $8.1 million due primarily to administrative costs in the 1997 period which are no longer incurred because of the absence of operations the Company sold in early 1997.

NON-OPERATING INCOME AND INTEREST EXPENSE

MidAmerican:
------------

     Interest and Dividend Income -

     Interest income increased in each 1998 comparative period due to an increase in temporary cash investments.

     Other, Net -

     In the fourth quarter of 1997, MidAmerican sold a portion of its accounts receivable. Other, Net for the 1998 quarter, six months and twelve months ended June 30 includes deductions for discounts on receivables sold totaling $1.8 million, $4.0 million and $4.0 million, respectively. Refer to the Financing Activities section of Liquidity and Capital Resources later in MD&A for a discussion of the receivables sale.

     Recognition of deferred income from energy efficiency programs totaled zero, $0.1 million and $1.8 million for the 1998 three-month, six-month and twelve-month periods ended June 30, respectively. The comparable 1997 periods reflect income of $1.3 million, $3.3 million and $5.0 million, respectively.

     Other, Net for the six-month and twelve-month periods ended June 30, 1997, includes a reduction for net losses on reacquired long-term debt of $0.9 million and $0.2 million, respectively.

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

     MidAmerican was awarded pre-tax income in each of the periods presented for performance under its incentive gas procurement program. In the second quarter of 1998 and 1997, MidAmerican received $2.0 million and $1.7 million, respectively. Twelve months ended June 30, 1998 and 1997, reflect amounts of $5.3 million and $4.4 million, respectively.

     Other, Net for the 1997 twelve-month period includes approximately $8.7 million of expenses for costs incurred by MidAmerican for its merger proposal to IES Industries Inc. in 1996.

     In the fourth quarter of 1996, MidAmerican recorded an initial pre-tax gain of $3.2 million on its sale of certain storage gas supplies which is reflected in the twelve months ended June 30, 1997. MidAmerican recorded an additional $0.8 million gain in the second quarter of 1997, which is also reflected in the twelve months ended June 30, 1997, after receiving favorable treatment on the transaction from the Iowa Utilities Board (IUB).

     The twelve months ended June 30, 1997, also includes $2.2 million of income from the reversal of a reserve after successful resolution of a dispute with a vendor.

     Fixed Charges -

     Interest on long-term debt decreased due to long-term debt reduction and refinancing activities in 1996 and 1997. Preferred securities of a subsidiary trust were issued in December 1996 resulting in the twelve months ended June 30, 1997, including only a partial year of dividends. MidAmerican preferred shares were reacquired at the same time, resulting in a decrease in preferred dividends deducted after net income in MidAmerican's Consolidated Statements of Income.

Holdings:
---------

     Dividend Income -

     Dividend income decreased for each of the periods ended June 30, 1998, compared to the respective 1997 periods due to MidAmerican Capital's reduced holdings of preferred stock portfolios, a portion of which MidAmerican Capital liquidated in 1996.

     Realized Gains and Losses on Securities, Net -

     Net realized gains on securities for twelve months ended June 30, 1998, includes an $8.0 million pre-tax gain on the sale of shares of McLeodUSA common stock.

Other, Net -

         The first six months of 1998 includes $4.7 million from the divestment of nonregulated assets in the first quarter, including the sale of the Company's interest in a financial management company, the sale of a commercial office building and liquidation of a partnership interest concurrent with the sale of its commercial property. In addition, the Company recorded $2.1 million of income from an equity investment in a venture capital fund.

         In addition to the above items, the twelve months ended June 30 periods were also affected by the factors discussed in the next paragraph.

         During the twelve months ended June 30, 1998, the Company sold all of the assets of its railcar repair services subsidiary and most of the assets of its railcar leasing subsidiary and recorded pre-tax gains totaling $10.0 million. Write-downs of nonregulated investments, as discussed in the Earnings Discussion section at the beginning of Results of Operations, decreased Other, Net by $3.4 million and $15.6 million for the 1998 and 1997 twelve months ended June 30, respectively. Excluding the investment mentioned above, income from equity investments decreased for the 1998 twelve-month period due to the liquidation of such investments during 1996 and early 1997.

     Interest Charges -

     Interest on long-term debt of nonregulated subsidiaries decreased $8.5 million for the twelve-month comparison due primarily to the reduction in MidAmerican Capital's long-term debt in early 1997.

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

     As of June 30, 1998, common equity represented 51.7% of the Company's total capitalization compared to 51.7% and 47.9% as of December 31, 1997, and June 30, 1997, respectively. Several factors other than earnings, dividends and scheduled maturities of debt affected the change in the percent of common equity. Recording accumulated comprehensive income for an investment in McLeodUSA to reflect its market value, and repurchases and retirement of debt prior to its scheduled maturity were major contributors to the move to a higher percentage of common equity since June 30, 1997. The Company's common stock repurchase program has reduced common equity during that period.

     MidAmerican's common equity as of June 30, 1998, represented 46.8% of its capitalization compared to 45.6% as of June 30, 1997. A reduction of long-term debt was the primary cause of the change.

     As reflected on the Consolidated Statements of Cash Flows, Holdings had net cash provided from operating activities of $238 million for the first six months of 1998 compared to $225 million for the same period in 1997. MidAmerican's net cash provided from operating activities was $236 million for the first six months of 1998 and $163 million for the first six months of 1997.

INVESTING ACTIVITIES AND PLANS

MidAmerican:
------------

     Utility Construction Expenditures -

     MidAmerican's   primary   need  for   capital   is   utility   construction
expenditures. For the first six months of 1998, utility construction expenditures totaled $69 million, including allowance for funds used during construction (AFUDC) and Quad Cities Station nuclear fuel purchases. In addition, MidAmerican's nonregulated railway subsidiary had $20 million of construction expenditures in the same period. All such expenditures were met with cash generated from utility operations, net of dividends.

     Beginning with July 1997 expenditures, advances for Cooper capital improvements are no longer included in utility construction expenditures but are expensed when incurred in other operating expenses. Previously, MidAmerican capitalized these expenses in accordance with then applicable rate regulation. As part of the 1997 settlement of MidAmerican's electric pricing proposal, MidAmerican is recovering on a current basis the Iowa portion of expenses for Cooper capital improvements advances from its Iowa electric customers through a tracking mechanism.

     Forecasted utility construction expenditures, including AFUDC, for 1998 are $201 million and $609 million for 1999 through 2002. Capital expenditure needs are reviewed regularly by MidAmerican's management and may change significantly as a result of such reviews. MidAmerican presently expects that all utility construction expenditures for the next five years will be met with cash generated from utility operations, net of dividends. The actual level of cash generated from utility operations is affected by, among other things, economic conditions in the utility service territory, weather and federal and state regulatory actions.

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

     Nuclear Decommissioning -

     Operators of a nuclear facility are required to set aside funds to provide for costs of future decommissioning of their nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican expects to contribute approximately $50 million during the period 1998 through 2002 to an external trust established for the investment of funds for decommissioning the Quad Cities Station. Historically, the funds were invested in investment grade municipal and U.S. Treasury bonds; however, in 1997 MidAmerican directed the trust to begin investing a portion of the funds in domestic corporate debt and common equity securities. Approximately 50% of the trust's funds are now invested in domestic corporate debt and common equity securities.

     In addition, MidAmerican makes payments to NPPD related to decommissioning Cooper. These payments are reflected in other operating expenses in the Consolidated Statements of Income. NPPD estimates call for MidAmerican to pay approximately $57 million to NPPD for Cooper decommissioning during the period 1998 through 2002. NPPD invests the funds predominately in U.S. Treasury Bonds. MidAmerican's obligation for Cooper decommissioning may be effected by the actual plant shutdown date and the status of the power purchase contract at that time. In July 1997, NPPD filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican as the defendant and seeking a declaration of MidAmerican's rights and obligations in connection with Cooper nuclear decommissioning funding.

     MidAmerican currently recovers Quad Cities Station decommissioning costs charged to Illinois customers through a rate rider on customer billings. Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

Holdings:
---------

     Nonregulated Capital Expenditures -

     Capital expenditures of MidAmerican Capital, Midwest Capital and MidAmerican Realty totaled $19 million for the first six months of 1998. Capital expenditures of these subsidiaries depend primarily upon the availability of suitable investment opportunities which meet the Company's objectives. The Company continues to evaluate nonregulated investments and may redeploy certain assets in the future. External financing may also be used to provide for nonregulated capital expenditures.

     As discussed in the Introduction section of MD&A, the Company purchased AmerUs Home Services Inc. in May 1998 for approximately $80 million. The acquired companies are now the subsidiaries of MidAmerican Realty. Total assets of MidAmerican Realty as of June 30, 1998, were $120 million. The line items significantly affected on the Company's Consolidated Balance Sheet as of June 30, 1998, are as follows ($ in millions): Receivables ($40.4); Other Assets ($56.1); Notes Payable ($50.5); and Other Current Liabilities ($30.6).

     During the second quarter of 1998, the Company also acquired the assets of two security services companies in the Midwest.

     Investments -

     MidAmerican Capital invests in a variety of marketable securities which it holds for indefinite periods of time. In the Consolidated Statements of Cash Flows, the lines Purchase of Securities and Proceeds from Sale of Securities consist primarily of the gross amounts of these activities, including realized gains and losses on investments in marketable securities.

     Included in investments on the Consolidated Balance Sheets is the Company's investment in common stock of McLeodUSA. McLeodUSA common stock has been publicly traded since June 14, 1996. Investor agreements related to McLeodUSA's initial public offering and subsequent merger with Consolidated Communications Inc. prohibit the Company from selling or otherwise disposing of any of the common stock of McLeodUSA prior to September 24, 1998, without the approval of McLeodUSA's board of directors. As a result of the agreements, the Company's investment was considered restricted stock and, as such, was recorded at cost in all periods prior to September 1997. Beginning in September 1997, the investment is no longer considered restricted for accounting purposes and is recorded at fair value. As of June 30, 1998, the cost and fair value of the McLeodUSA investment were $45.2 million and $313.3 million, respectively. The unrealized gain is recorded, net of income taxes, as accumulated comprehensive income in common shareholders' equity. As of June 30, 1998, the unrealized gain and deferred income taxes for this investment were $268.1 million and $93.8 million, respectively.

     MidAmerican Capital received approximately $302 million in cash, before income taxes, during 1997 from sales of investments primarily as part of its efforts to align them with the Company's strategy. A portion of the after-tax proceeds from these sales was used for retirement of $174 million of MidAmerican Capital long-term debt in the first quarter of 1997, additional retirement of long-term debt in 1997 and for dividends to Holdings for use in the repurchase of the Company's common stock.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

MidAmerican:
------------

     MidAmerican currently has authority from the Federal Energy Regulatory Commission (FERC) to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of June 30, 1998, MidAmerican had a $250 million revolving credit facility agreement and a $5 million line of credit to provide short-term financing for utility operations. MidAmerican's commercial paper borrowings, which totaled $41.5 million at June 30, 1998, are supported by the revolving credit facility and the line of credit. MidAmerican also has a revolving credit facility which is dedicated to provide liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     In 1997, MidAmerican entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation (Funding Corp.), a special purpose entity established to purchase accounts receivable from MidAmerican. Funding Corp. in turn sold receivable interests to outside investors. In consideration for the sale, MidAmerican received $70 million in cash and the remaining balance in the form of a subordinated note from Funding Corp. The agreement is structured as a true sale, as determined by Statement of Financial Accounting Standards (SFAS) No. 125, under which the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican or its creditors.

Therefore, the accounts receivable sold are not reflected on Holdings' or MidAmerican's Consolidated Balance Sheets. As of June 30, 1998, $106.3 million, net of reserves, was sold under the agreement.

     On June 16, 1998, MidAmerican issued $160 million of 8-year Medium Term Notes (MTN's) at a 6.38% coupon rate. Proceeds from the sale were used to refund $50 million of the 8% Series General Mortgage Bonds due February 15, 2022, and $100 million of the 8.125% Series General Mortgage Bonds due February 1, 2023. The refund occurred on the July 15, 1998 redemption date. Consequently, the Consolidated Balance Sheets as of June 30, 1998, reflect these series in current maturities and the proceeds in cash, to the extent they were not used to temporarily reduce short-term borrowings.

     As of July 31, 1998, MidAmerican had $325 million of long-term debt maturities and sinking fund requirements for 1998 through 2002.

     Credit Ratings -

     MidAmerican's access to external capital and its cost of capital are influenced by the credit ratings of its securities. MidAmerican's credit ratings as of July 31, 1998, are shown in the table below. The ratings reflect only the views of such rating agencies, and each rating should be evaluated independently of any other rating. Generally, rating agencies base their ratings on information furnished to them by the issuing company and on investigation, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if in the judgment of the rating agency circumstances so warrant. Such ratings are not a recommendation to buy, sell or hold securities.

                                       Moody's
                                      Investors            Standard
                                       Service             & Poor's
                                      ---------            --------

     Mortgage Bonds                      A2                   AA-
     Unsecured Medium-Term Notes         A3                   A
     Preferred Stocks                    a3                   A
     Commercial Paper                   P-1                   A-1


     Preferred Dividends -

     Preferred dividends include net gains or losses on the reacquisition of MidAmerican preferred shares. Net losses on reacquisitions totaled $1.4 million and $2.8 million for the six-month and twelve-month periods ended June 30, 1997, respectively.

Holdings:

     As of June 30, 1998, Holdings had lines of credit totaling $130 million available to provide for short-term financing needs.

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

     In March 1997, Holdings announced its plan to repurchase up to $200 million of the Company's common stock. The Company plans to purchase the shares from time to time as market conditions warrant. As of June 30, 1998, the Company had repurchased approximately 6.2 million shares for $114.8 million. The Company believes repurchasing Holding's common stock is the best investment of Company funds at this time. Repurchasing the common stock will reduce total common dividend requirements and aid in improving the Company's dividend payout ratio. In addition, a subsidiary of the Company holds approximately 437,000 shares of Holdings common stock which are also excluded from shares outstanding.

     On July 28, 1998, Holdings' board of directors declared a quarterly dividend on common shares of $0.30 per share payable August 1, 1998. The dividend represents an annual rate of $1.20 per share.

     Nonregulated Subsidiaries -

     As of June 30, 1998, MidAmerican Capital had unsecured revolving credit facilities in the amount of $114 million, under which no debt was outstanding. MidAmerican Capital has $135 million of long-term debt maturities and sinking fund requirements, including $20 million of current maturities, for 1998 through 2002 related to debt outstanding at June 30, 1998.

     Midwest   Capital   currently  has  a  $25  million  line  of  credit  with
MidAmerican, of which $5 million was outstanding at June 30, 1998.

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

     The generation segment of the electric industry will be significantly impacted by competition. The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. As retail competition evolves, margins will be pressured by competition from other utilities, power marketers, and self-generation. Additionally, increased volatility in the energy marketplace can be expected.

     As evidence of this, in late June 1998, utility energy markets in the Midwest experienced substantial price volatility due to a number of factors. The market volatility did not have a material impact on MidAmerican's energy costs. As the industry moves into a competitive utility environment, the Company expects such volatility to continue. MidAmerican cannot predict the effect of that volatility on its future revenues, energy costs or net income.

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

     Although the anticipated changes in the electric utility industry may create opportunities, they will also create additional challenges and risks for utilities. Competition will put pressure on margins for traditional electric services. In order to lessen the impact of reduced margins, MidAmerican will continue to focus on controlling the cost of traditional services. As part of an electric pricing settlement approved by the IUB in 1997, MidAmerican reduced its prices for most of its Iowa electric retail customers. In the IUB order approving the settlement, MidAmerican was also authorized to enter into long-term contracts with industrial and commercial electric customers. Refer to "Rate Matters" later in this discussion for further information. In addition, MidAmerican is positioning itself to offer complementary products and services as expected opportunities become available in a competitive utility retail market. Additional products and services may provide avenues to replace margins lost on traditional electric services. The Company anticipates its recently purchased real estate brokerage organization to benefit its utility operations through the additional contact with customers and potential customers at times when the Company can meet a variety of their needs.

     In December 1997, an Iowa industrial customer located within MidAmerican's IUB-approved exclusive electric service territory, filed a lawsuit against Holdings and MidAmerican in the United States District Court for the Southern District of Iowa (the Court) alleging various violations of federal antitrust laws. The lawsuit stemmed from a claim that because the customer is not free to choose its retail energy supplier, MidAmerican is engaging in illegal monopolistic behavior. In addition to damages, the customer sought the right to choose its electric retail supplier. MidAmerican maintains that its provision of retail electric service is in accordance with Iowa laws and regulations governing electric service territories, and all other applicable legal requirements. The Court issued a judgment in favor of MidAmerican. An Appeal filed by the customer is currently pending. A ruling in favor of the plaintiff could have the effect of accelerating retail competition in MidAmerican's Iowa service territory.

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

     In addition, the law provides for Illinois earnings above a certain level of return on equity (ROE) to be shared equally between customers and MidAmerican beginning in April 2000. The ROE level at which MidAmerican will be required to share earnings is a multi-step calculation of average 30-year Treasury Bond rates plus 5.50% for 1998 and 1999 and 6.50% for 2000 through 2004. If the resulting average Treasury Bond rate approximated rates which existed in 1997, the ROE level above which sharing must occur would be approximately 12%. The law allows for methods to mitigate the sharing of earnings above the threshold ROE which would reduce MidAmerican's earnings. MidAmerican continues to evaluate its strategy regarding the sharing mechanism.

     Beginning October 1, 1999, larger non-residential customers and 33% of the remaining non-residential customers will be allowed to select their provider of electric supply services. All other non-residential customers will have supplier choice starting December 31, 2000. Residential customers all receive the opportunity to select their electric supplier on May 1, 2002. Customer choice will create opportunities for MidAmerican to add customers who are currently served by other utilities. At the same time, it will introduce the risk of losing current MidAmerican customers to other energy providers.

     The law also addresses charges to customers for transition costs based on a lost-revenue approach. These transition fees, designed to help utilities address stranded costs, will end December 31, 2006, subject to possible extension.

     MidAmerican's Iowa legislative priority for 1998 has been utility property tax reform, a condition it considers precedent to utility industry restructuring. A bill to replace the current utility property tax system, which was supported by MidAmerican, was approved by the Iowa legislature and signed into law by the Governor. The legislation becomes effective on January 1, 1999.

     Because energy costs are relatively low in Iowa, industry restructuring has not been an issue aggressively pursued in the state to date. During the 1998 Iowa legislative session, a group of industrial customers introduced legislation to allow retail service competition, but it did not develop further. With resolution of the utility property tax issue, MidAmerican intends to pursue the adoption of restructuring legislation in the 1999 Iowa legislative session.

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

     Accounting Effects of Industry Restructuring -

     A possible consequence of competition in the utility industry is that SFAS 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MidAmerican's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of restructuring legislation in Illinois. Thus, MidAmerican was required to write off those amounts of regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. These write-offs were not material. If other portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican would be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result. As of June 30, 1998, MidAmerican had $312 million of regulatory assets in its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican's regulatory assets as of June 30, 1998, included $87.5 million of deferred energy efficiency costs. On September 29, 1997, MidAmerican received approval from the IUB, effective immediately, to begin recovery of deferred energy efficiency costs not previously approved for recovery. Based on the current level of recovery, MidAmerican expects to recover approximately $35 million of the deferred energy efficiency costs in 1998. MidAmerican also received approval to recover ongoing energy efficiency costs. Recovery of these costs is currently being collected from customers based on projected annual costs of $16.8 million. Amortization of deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery. The total of such costs for the years 1998, 1999, 2000 and 2001, is estimated to be $52 million, $43 million, $41 million and $35 million, respectively.

     Rate Matters -

     As a result of a negotiated settlement in Illinois, MidAmerican reduced its Illinois electric service rates by annual amounts of $13.1 million and $2.4 million, effective November 3, 1996, and June 1, 1997, respectively.

     On June 27, 1997, the IUB approved a March 1997 settlement agreement between MidAmerican, the Iowa Office of Consumer Advocate (OCA) and other parties in a consolidated rate proceeding involving MidAmerican's electric pricing proposal and a filing by the OCA. The agreement includes a number of components of MidAmerican's pricing proposal. Six major components of the settlement and their status are as follows:

     1) On an annualized basis, prices for residential customers were reduced $8.5 million, $10.0 million and $5.0 million effective November 1, 1996, July 11, 1997, and June 1, 1998 respectively, for a total annual decrease of $23.5 million.

     2) Rates for industrial customers will be reduced by $6 million annually and rates for commercial customers will be reduced by $4 million annually. MidAmerican has been given permission to implement these reductions through a retail access pilot project and through negotiated individual contracts. In the event that these contracts in the aggregate do not reduce rates by $6 million and $4 million, respectively, MidAmerican is required to apply any remaining amount to across-the-board rate reductions to customers who do not enter into contracts.

     The effective date for these rate reductions was set for June 1, 1998 in the IUB Order approving the settlement. However, MidAmerican has pending before the IUB a request to extend the deadlines until September 1, 1998 for industrial customers, and December 31, 1998 for commercial customers. That request would involve an obligation to increase the amount of the reduction on a one-time basis to reflect the time value of money between June 1, 1998 and the new requested deadlines. MidAmerican estimates it will not have any interest obligation with respect to the industrial contracts, and will not incur any material interest obligation with respect to its commercial contracts.

     The negotiated contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to 10-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $125 million.

     The IUB is currently considering the contracting process in two proceedings. The outcome of those proceedings could impact further contracting efforts, as well as determine whether any of the contracts will need to be renegotiated, and the extent to which the annualized rate reduction will take the form of negotiated contracts versus across-the-board rate reductions.

     3) A tracking mechanism (Cooper Tracker) is being used to currently recover costs for capital improvements required by the Cooper Nuclear Station Power Purchase Contract which will offset approximately $6 million of the rate reductions in 1998. Other operating expenses will correspondingly increase due to currently expensing the related costs.

     4) Elimination of the Iowa energy adjustment clause (EAC). Prior to July 11, 1997, MidAmerican collected fuel costs from Iowa customers on a current basis through the EAC, and thus, fuel costs had little impact on net income. Since then, base rates for Iowa customers include a factor for recovery of a representative level of fuel costs. To the extent actual fuel costs vary from that factor, pre-tax earnings are impacted. The fuel cost factor will be reviewed in February 1999 and adjusted prospectively if actual 1998 fuel costs vary 15% above or below the factor included in base rates.

     5) If MidAmerican's annual Iowa electric jurisdictional return on common equity exceeds 12%, then an equal sharing between customers and shareholders of earnings above the 12% level begins; if it exceeds 14%, then two-thirds of MidAmerican's share of those earnings will be used for accelerated recovery of certain regulatory assets. The agreement permits MidAmerican to file for increased rates if the return falls below 9%. Other parties signing the agreement are prohibited from filing for reduced rates prior to 2001 unless the return, after reflecting credits to customers, exceeds 14%.

     6) MidAmerican will develop a pilot program for a market access service which allows customers with at least 4 MW of load to choose energy suppliers. The pilot program, which is subject to approval by the IUB and the Federal Energy Regulatory Commission (FERC), is limited to 60 MW of participation the first year and can be expanded by 15 MW annually until the conclusion of the program. Any loss of revenues associated with the pilot program will be considered part of the $10 million annual reduction for commercial and industrial customers as described above, but may not be recovered from other customer classes. The program was filed with the IUB and the FERC in September 1997. The Company anticipates that the necessary approvals will be received by the fourth quarter of 1998.

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

     The Company is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. The Company's present estimate of probable remediation costs for these sites is $25 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B of Notes for further discussion of the Company's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of such cost in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards (NAAQS) for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout the states, the EPA will make a determination of whether the states have any areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). If a state has area(s) classified as nonattainment area(s), the state is required to submit a State Implementation Plan specifying how it will reach attainment of the standards through emission reductions or other means.

     The impact of the new standards on MidAmerican will depend on the attainment status of the areas surrounding MidAmerican's operations and MidAmerican's relative contribution to the nonattainment status. The attainment status of areas in the state of Iowa will not be known for two to three years. However, if MidAmerican's operations are determined to contribute to nonattainment, the installation of additional control equipment, such as scrubbers and/or selective catalytic reduction, on MidAmerican's units could be required. The cost to install such equipment could be significant. MidAmerican will continue to follow the attainment status of the areas in which it operates and evaluate the potential impact of the status of these areas on MidAmerican under the new regulations.

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

     In December 1997, negotiators from more than 150 nations met in Kyoto, Japan to negotiate an international agreement designed to address global climate change impacts by attempting to reduce so-called greenhouse gas emissions. Some scientists contend that these gases build up in the Earth's atmosphere and cause global temperatures to rise. The primary target of these emissions is carbon dioxide (CO2) which is formed by, among other things, the combustion of fossil fuels. The agreement currently calls for the United States to reduce its emissions of CO2 and other greenhouse gases to 7 percent below 1990 levels in the 2008-

2012 time frame. In order for the agreement to become binding upon the United States, ratification by the U.S. Senate is necessary. The cost to the utility industry in general, and to MidAmerican, of reducing its CO2 emissions levels by 7 percent below 1990 levels would depend on available technology at the time, but could be material.

     Coal Inventories -

     Coal inventory levels at MidAmerican's coal-fired generating stations declined approximately 40% (in terms of tons of coal) in the twelve months ended June 30, 1998. A major factor contributing to the decrease was nationwide operational problems experienced by a rail transportation provider of MidAmerican. Inadequate delivery service to MidAmerican's Neal Energy Center (Neal Center) in the fourth quarter of 1997 resulted in reduced coal inventory at that site.

     Inventory levels at other MidAmerican coal-fired generating stations also decreased in part due to higher-than-expected generation levels at those stations caused in part by the effort to conserve coal at the Neal Center. An extended outage at the Quad Cities Nuclear Station also affected the need for additional generation at MidAmerican's coal-fired generating stations.

     Deliveries to the Neal Center have improved in 1998. Also, during the second quarter, MidAmerican made progress in rebuilding its coal inventories with the use of an additional train set and deliveries from other carriers. Although MidAmerican's total coal inventory remains below the desired level, the situation has been stabilized and is being managed. Coal delivery is affected by factors MidAmerican does not control in its ability to manage coal inventories, including but not limited to, weather, derailments and operational problems of rail transportation providers. MidAmerican will be working throughout the year to build its coal inventory to higher than the current level.

     Quad Cities Nuclear Power Station Outage -

     Quad Cities Station, which is operated by and 75% owned by Commonwealth Edison Company (ComEd), began 1998 with Unit 1 and Unit 2 out of service under a Confirmatory Action Letter (CAL) addressing safety system concerns in the event of certain postulated fires. Also, in January, ComEd was informed by the Nuclear Regulatory Commission (NRC) that the performance of Quad Cities Station is trending adversely. The NRC lifted the CAL in May, and Unit 2 returned to service on May 26, 1998. On June 1, 1998, Unit 1 returned to service. During discussions with the NRC, ComEd made numerous commitments to the NRC with respect to additional long-term analysis and improvements related to those safety systems. ComEd has made significant changes in senior management positions in its nuclear program and at the Quad Cities Station since November 1997 in an effort to improve its nuclear operations.

     A refueling outage is scheduled for Quad Cities Unit 1 in November 1998. No refueling outage is scheduled for either unit in 1999.

     Louisa Energy Center -

     On May 27, 1998, MidAmerican shut down its Louisa Energy Center (Louisa), a 700 MW coal-fired electric generating plant, when a generator step-up transformer failed. In June, MidAmerican installed an interim replacement transformer and restarted the Louisa plant on June 26. A repaired or new transformer will be installed in the spring of 1999. The interim replacement transformer, which can be recalled by the owner, is smaller than the original transformer resulting in a slightly lower maximum output. MidAmerican does not expect the lower maximum output to affect electric service to its customers.

     Generating Capability -

     In July, 1998, customer usage of electricity caused an hourly peak demand of over 3,600 megawatts (MW) on MidAmerican's energy system. MidAmerican's previous record peak demand was 3,553 MW set in 1995. MidAmerican is interconnected with certain Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool (MAPP). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. MidAmerican's accredited net generating capability under the MAPP rules is 4,425 MW. Accordingly, its maximum peak demand would be 3,798 MW in order to maintain the required reserve.

     If MidAmerican fails to maintain the appropriate reserve, significant penalties would be contractually imposed by MAPP. MidAmerican believes it has an adequate reserve; however, significantly higher-than-normal temperatures could cause MidAmerican's reserve to fall below the 15% minimum.

YEAR 2000

     The Company has undertaken an extensive ongoing project to identify and assess its information technology (IT) and non-IT systems potentially affected by the year 2000 date change and to repair or replace those systems which are not year 2000 compliant. Currently, the Company is conducting an inventory of its non-IT systems and equipment to identify potential year 2000 problems, including components of its generation and delivery infrastructure. The
Company's operations utilize systems and equipment provided by other organizations. As a result, year 2000 efforts of suppliers, vendors or service providers could impact the Company's operations. The Company is assessing the efforts of such constituent entities and the impacts on those entities that rely upon the Company's services, including utilities interconnected with the Company's electrical system. However, there is no assurance that the Company will not be affected by year 2000 problems of those organizations or their failure to repair or replace systems or equipment which is incompatible with year 2000 dates.

     In support of its year 2000 effort, a project team has designed and developed a database that allows the year 2000 readiness status of each item, component, system and project to be monitored throughout the course of the project. In addition, the database provides a repository for all information obtained about vendors and their products, business partners' services, customer inquiries, test results, and MidAmerican project contacts. The Company classifies  all  systems  ranging  from  low-  to  high-priority  based  on  its importance to carrying out the business mission. For most high- and medium-priority system components or items that must be replaced or upgraded in order to achieve year 2000 readiness, the project schedule calls for completion of all work by June 30, 1999. In the case of low-priority systems, implementation dates may be delayed until as late as September 30, 1999.

     To date, approximately $4 million in operating expenses have been incurred to carry out year 2000 activities that include assessment of system readiness and bringing IT systems into compliance. An additional $2.25 million in operating expenses will need to be incurred to complete the assessment and IT system compliance efforts, although additional unforeseen costs may be incurred. By year-end the Company will have replaced two major IT systems with ones that are year 2000 compliant.

     The Company expects to complete the inventory of its non-IT systems and equipment, and the systems and equipment of third parties with which the Company has a material relationship, with regard to potential year 2000 exposure by the end of the third quarter. By that time, an estimate of the actions required to be undertaken, the schedule of when those actions must be completed, and the cost of resolving the year 2000 problems, including possible replacement of such systems and equipment, will be determined. At this stage of the assessment, the Company has not become aware of any material costs needed to be incurred to bring non-IT systems into compliance, although future assessments could change this outlook.

     Despite testing and remedial work preparing for the advent of year 2000, the Company may experience random, widespread and simultaneous failures in its generation, distribution and information systems during January 2000. Contingency plans for any known or reasonably anticipated risk of interruption to the generation or distribution of energy are being developed to either eliminate the risk or plan for resources needed to be put in place to reduce the potential outage period to a minimum. Although the impact on future operations and revenues is unknown, failure of the Company's IT and non-IT systems to perform because of year 2000 implications could result in operating problems and costs material to the Company.

     Although management believes the project will be completed sufficiently in advance of January 1, 2000, unforeseen and other factors, including failure of contractors to perform, could cause delays in the project, the results of which could likely have a material effect on the Company's results of operations, liquidity and financial condition.

ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS 133 requires an entity to recognize all of its derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. If certain conditions are met, such instruments may be designated as hedges. Changes in the value of hedge instruments would not impact earnings, except to the extent that the instrument is not perfectly effective as a hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use in assessing the effectiveness of the derivative. If the pronouncement was currently in effect, the Company believes it would not have a material impact on its results of operations or financial condition. The Company continues to analyze the pronouncement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------

     As of June 30, 1998, the Company's and MidAmerican's financial positions related to financial instruments and assets that are sensitive to changes in interest rates or commodity price changes have not changed materially since December 31, 1997. Refer to the Company's 1997 Annual Report on Form 10-K under
Item 7A for the applicable information as of December 31, 1997.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

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

     MidAmerican filed its answer and contingent counterclaims. The contingent counterclaims filed by MidAmerican are generally as follows: (1) that MidAmerican has no duty under the contract to reimburse or pay 50% of the decommissioning costs unless certain conditions occur; (2) that NPPD has the equitable duty to repay all amounts that MidAmerican has prefunded for decommissioning in the event NPPD operates the plant after the term of the contract; (3) that NPPD is equitably estopped from continuing to operate the plant after the term of the contract; (4) that NPPD has granted MidAmerican an option to continue taking 50% of the power from the plant; (5) that the term "monthly power costs" as defined in the contract does not include costs and expenses associated with decommissioning the plant; (6) that MidAmerican has no duty to pay for nuclear fuel, O&M projects or capital improvements that have useful lives after the term of the contract; (7) that transition costs are not included in any decommissioning costs and expenses; (8) that NPPD has breached its duty to MidAmerican in making investments of certain funds; (9) that reserves in certain accounts are excessive and should be refunded to MidAmerican; and (10) that NPPD must credit MidAmerican for certain payments by MidAmerican for low-level radioactive waste disposal.

     MidAmerican and NPPD are currently involved in discovery. The trial in this case is presently scheduled for March 1999. MidAmerican is vigorously defending and pursuing its interest in this proceeding.

North Star Steel Company
------------------------

     On December 8, 1997, North Star Steel Company (NSS), a retail MidAmerican electric customer, filed a Complaint in the United States District Court for the Southern District of Iowa naming Holdings and MidAmerican as defendants. The Complaint alleges that MidAmerican's refusal to allow NSS to obtain retail electric service from an unspecified alternative energy company amounts to a violation of federal antitrust laws. NSS sought to recover an unspecified level of damages, and to require MidAmerican to provide retail wheeling service so that NSS could obtain electricity from an unnamed supplier. On June 23, 1998, the District Court issued an Order Granting Summary Judgment in favor of MidAmerican. On July 20, 1998, NSS appealed that decision to the United States Court of Appeals for the Eighth Circuit. That appeal is currently pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     The Company held its 1998 Annual Meeting of Shareholders on April 29, 1998. At the annual meeting, shareholders elected the thirteen persons nominated. The results of the votes are as follows:

Election of Directors:

            Name                        For                       Against
     -------------------             ----------                  ---------
     J. W. Aalfs                     76,832,303                  1,319,294
     S. J. Bright                    76,852,902                  1,298,695
     R. D. Christensen               76,811,208                  1,340,389
     R. E. Christiansen              76,296,769                  1,854,828
     J. W. Colloton                  76,681,295                  1,470,302
     F. S. Cottrell                  76,875,238                  1,276,359
     J. W. Eugster                   76,845,938                  1,305,659
     N. Gentry                       76,882,315                  1,269,282
     R. L. Lawson                    76,789,137                  1,362,460
     R. L. Peterson                  76,689,607                  1,461,990
     N. L. Seifert                   76,754,895                  1,396,702
     W. S. Tinsman                   76,875,213                  1,276,384
     L. L. Woodruff                  76,788,312                  1,363,285

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

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

Holdings and MidAmerican

     Exhibit 27 - Financial Data Schedules (for electronic filing only).

(B)      REPORTS ON FORM 8-K

     On May 29, 1998, Holdings and MidAmerican filed a joint report on Form 8-K, dated May 28, 1998. The report included an announcement of Holdings' acquisition of AmerUs Home Services Inc. on May 27, 1998, and a copy of the related press release.

     On June 1, 1998, Holdings and MidAmerican filed a joint report on Form 8-K, dated May 29, 1998, stating MidAmerican shut down its Louisa Energy Center on May 27, 1998, due to the failure of a generator step-up transformer. The report included a copy of the related press release.

     On June 9, 1998, Holdings & MidAmerican filed a joint report on Form 8-K, dated June 9, 1998. The report updated the Louisa Energy Center status stating arrangements for an interim replacement transformer were made with an expected return to service in early July. A copy of the related press release was attached.

     On June 17, 1998, Holdings & MidAmerican filed a joint report on Form 8-K, dated June 17, 1998, to include exhibits in MidAmerican's previously filed and effective registration statement on Form S-3, Registration No. 333-15387. The report included the opinion of legal counsel related to the stated registration statement.

     On June 18, 1998, MidAmerican filed a report on Form 8-K/A, dated June 16, 1998. The report included the opinion of legal counsel relating to tax matters concerning Medium-Term Notes, dated June 16, 1998, and the consent of independent accountants of their report dated January 23, 1998, in their audits of the financial statements and financial statement schedule of MidAmerican and its subsidiaries.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                               MIDAMERICAN ENERGY HOLDINGS COMPANY
                                   MIDAMERICAN ENERGY COMPANY
                               -----------------------------------
                                          (Registrants)








Date    August 13, 1998                    /s/  A. L. Wells
-----------------------        -------------------------------------------------
                                               A. L. Wells
                               Senior Vice President and Chief Financial Officer