Form 10-Q
period 1998-09-30
MIDAMERICAN ENERGY HOLDINGS CO; MIDAMERICAN ENERGY CO
filed 1998-11-13
CIK 1009526, 928576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period       September 30, 1998
                         ----------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  --------------------

Commission       Registrant, State of Incorporation,      IRS Employer
File Number         Address and Telephone Number        Identification No.
-----------      -----------------------------------    ------------------

1-12459         MIDAMERICAN ENERGY HOLDINGS COMPANY       42-1451822
                     (An Iowa Corporation)
                   666 Grand Ave. PO Box 657
                    Des Moines, Iowa 50303
                        515-242-4300

1-11505           MIDAMERICAN ENERGY COMPANY              42-1425214
                     (An Iowa Corporation)
                  666 Grand Ave. PO Box 657
                    Des Moines, Iowa 50303
                        515-242-4300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date.

   Registrant             Class        Shares Outstanding at October 30, 1998
------------------  -----------------  --------------------------------------
MidAmerican Energy    Common Stock             94,104,682 *
 Holdings Company   without par value

MidAmerican Energy    Common Stock      70,980,203 (all of which were held by
 Company            without par value    MidAmerican Energy Holdings Company)

* MidAmerican Energy Holdings Company common shares outstanding at October 30, 1998, exclude 437,131 shares which are held by a subsidiary.

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



                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                         Page No.

                       MidAmerican Energy Holdings Company

          Consolidated Statements of Income..............................  3
          Consolidated Statements of Comprehensive Income................  4
          Consolidated Balance Sheets....................................  5
          Consolidated Statements of Cash Flows..........................  6
          Notes to Consolidated Financial Statements.....................  7

                           MidAmerican Energy Company

          Consolidated Statements of Income.............................. 12
          Consolidated Balance Sheets.................................... 13
          Consolidated Statements of Cash Flows.......................... 14
          Notes to Consolidated Financial Statements..................... 15

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations................ 16

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk..... 42

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings ............................................. 42

ITEM 4.   Submission of Matters to a Vote of Security Holders............ 43

ITEM 6.   Exhibits and Reports on Form 8-K............................... 44

Signatures .............................................................. 45

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS            NINE MONTHS            TWELVE MONTHS
                                                     ENDED SEPT. 30          ENDED SEPT. 30          ENDED SEPT. 30
                                                    1998        1997        1998        1997        1998         1997
                                                 ---------   ---------  ----------  ----------   ----------  ----------
OPERATING REVENUES
Electric utility...............................  $ 363,992   $ 334,336  $  907,440  $  850,453   $1,183,287  $1,109,438
Gas utility....................................     63,156      60,208     303,644     352,686      487,264     534,933
Nonregulated...................................     85,562      40,701     166,577     197,528      228,724     295,168
                                                 ---------   ---------  ----------  ----------   ----------  ----------
                                                   512,710     435,245   1,377,661   1,400,667    1,899,275   1,939,539
                                                 ---------   ---------  ----------  ----------   ----------  ----------

OPERATING EXPENSES
Utility:
  Cost of fuel, energy and capacity...........      71,906      67,258     174,190     178,682      231,268     235,337
  Cost of gas sold............................      33,127      34,320     171,096     221,252      295,860     346,541
  Other operating expenses....................     118,291      98,686     336,814     290,984      475,624     381,032
  Maintenance.................................      27,522      24,217      80,845      70,315      108,620      90,320
  Depreciation and amortization...............      44,178      42,815     132,560     126,883      176,217     168,349
  Property and other taxes....................      24,370      26,139      74,135      76,482       98,970      97,324
                                                 ---------   ---------  ----------  ----------   ----------  ----------
                                                   319,394     293,435     969,640     964,598    1,386,559   1,318,903
                                                 ---------   ---------  ----------  ----------   ----------  ----------
Nonregulated:
  Cost of sales...............................      49,851      37,112     113,084     183,325      169,941     277,084
  Other.......................................      28,723       6,750      49,212      22,168       57,120      32,402
                                                 ---------   ---------  ----------  ----------   ----------  ----------
                                                    78,574      43,862     162,296     205,493      227,061     309,486
                                                 ---------   ---------  ----------  ----------   ----------  ----------
  Total operating expenses....................     397,968     337,297   1,131,936   1,170,091    1,613,620   1,628,389
                                                 ---------   ---------  ----------  ----------   ----------  ----------

OPERATING INCOME..............................     114,742      97,948     245,725     230,576      285,655     311,150
                                                 ---------   ---------  ----------  ----------   ----------  ----------

NON-OPERATING INCOME
Interest income...............................       3,188       1,019       7,818       4,134        9,002       5,058
Dividend income...............................       2,340       3,252       7,792      10,507       11,077      14,411
Realized gains and losses on securities, net..      (2,249)       (276)       (230)        340        7,228        (969)
Other, net....................................        (887)      5,573       5,548      12,837       14,822       8,276
                                                 ---------   ---------  ----------  ----------   ----------  ----------
                                                     2,392       9,568      20,928      27,818       42,129      26,776
                                                 ---------   ---------  ----------  ----------   ----------  ----------
FIXED CHARGES
Interest on long-term debt....................      21,009      20,617      61,617      66,909       84,606      92,295
Other interest expense........................       3,482       2,383      10,110       7,831       12,313      10,493
Preferred dividends of subsidiaries...........       3,234       3,234       9,699      11,234       12,933      15,175
Allowance for borrowed funds..................      (1,074)       (620)     (2,749)     (1,932)      (3,414)     (2,858)
                                                 ---------   ---------  ----------  ----------   ----------  ----------
                                                    26,651      25,614      78,677      84,042      106,438     115,105
                                                 ---------   ---------  ----------  ----------   ----------  ----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES........................      90,483      81,902     187,976     174,352      221,346     222,821
INCOME TAXES..................................      36,861      32,197      74,621      66,297       76,714      85,057
                                                 ---------   ---------  ----------  ----------   ----------  ----------
INCOME FROM CONTINUING OPERATIONS.............      53,622      49,705     113,355     108,055      144,632     137,764
                                                 ---------   ---------  ----------  ----------   ----------  ----------

DISCONTINUED OPERATIONS
Income (loss) from operations
  (net of income taxes).......................           -         407           -       1,105       (1,223)        312
Loss on disposal (net of income taxes)........           -      (3,200)          -      (3,724)        (386)     (4,192)
                                                 ---------   ---------  ----------  ----------   ----------  ----------
                                                         -      (2,793)          -      (2,619)      (1,609)     (3,880)
                                                 ---------   ---------  ----------  ----------   ----------  ----------
NET INCOME....................................   $  53,622   $  46,912  $  113,355  $  105,436   $  143,023  $  133,884
                                                 =========   =========  ==========  ==========   ==========  ==========

AVERAGE COMMON SHARES OUTSTANDING.............      94,105      97,097      94,504      98,752       94,873      99,213

EARNINGS PER COMMON SHARE
  -BASIC AND DILUTED:
Continuing operations.........................   $    0.57   $    0.51  $     1.20  $     1.09   $     1.52  $     1.39
Discontinued operations.......................           -       (0.03)          -       (0.02)       (0.01)      (0.04)
                                                 ---------   ---------- ----------  ----------   ----------  ----------
Earnings per average common share.............   $    0.57   $    0.48  $     1.20  $     1.07   $     1.51  $     1.35
                                                 =========   =========  ==========  ==========   ==========  ==========

DIVIDENDS DECLARED PER SHARE..................   $    0.30   $    0.30  $     0.90  $     0.90   $     1.20  $     1.20
                                                 =========   =========  ==========  ==========   ==========  ==========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In Thousands)


                                                           THREE MONTHS             NINE MONTHS           TWELVE MONTHS
                                                          ENDED SEPT. 30          ENDED SEPT. 30         ENDED SEPT. 30
                                                          1998       1997         1998       1997        1998       1997
                                                       ---------   ---------    --------   --------    --------   --------


NET INCOME............................................ $  53,622   $  46,912    $113,355   $105,436    $143,023   $133,884
                                                       ---------   ---------    --------   --------    --------   --------

OTHER COMPREHENSIVE INCOME, NET
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during period.......  (142,235)    285,706     (88,982)   288,728    (153,783)   291,965
  Less reclassification adjustment for realized gains
    (losses) reflected in net income during period....    (2,249)       (284)       (230)       329       7,228       (993)
                                                       ----------  ---------    --------   --------    --------   --------
                                                        (139,986)    285,990     (88,752)   288,399    (161,011)   292,958
Income tax (benefit) expense..........................   (48,995)    100,357     (30,981)   101,146     (56,560)   102,741
                                                       ---------   ---------    --------   --------    --------   --------
                                                         (90,991)    185,633     (57,771)   187,253    (104,451)   190,217
                                                       ---------   ---------    --------   --------    --------   --------

COMPREHENSIVE INCOME.................................. $ (37,369)  $ 232,545    $ 55,584   $292,689    $ 38,572   $324,101
                                                       =========   =========    ========   ========    ========   ========

The accompanying notes are an integral part of these statements.

                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                                                              AS OF
                                                                          ---------------------------------------------
                                                                                   SEPT. 30                 DECEMBER 31
                                                                          ----------------------------      -----------
                                                                            1998              1997              1997
                                                                          ----------       ----------        ----------
                                                                                  (UNAUDITED)
ASSETS
UTILITY PLANT
Electric..........................................................        $4,136,095       $4,062,408        $4,084,920
Gas...............................................................           774,482          746,173           756,874
                                                                          ----------       ----------        ----------
                                                                           4,910,577        4,808,581         4,841,794
Less accumulated depreciation and amortization....................         2,390,915        2,250,667         2,275,099
                                                                          ----------       ----------        ----------
                                                                           2,519,662        2,557,914         2,566,695
Construction work in progress.....................................            87,442           53,236            55,418
                                                                          ----------       ----------        ----------
                                                                           2,607,104        2,611,150         2,622,113
                                                                          ----------       ----------        ----------

POWER PURCHASE CONTRACT...........................................           166,345          188,860           173,107
                                                                          ----------       ----------        ----------

INVESTMENT IN DISCONTINUED OPERATIONS.............................                 -            6,655                 -
                                                                          ----------       ----------        ----------

CURRENT ASSETS
Cash and cash equivalents.........................................            14,151           12,290            10,468
Receivables.......................................................           157,504          214,462           207,471
Inventories.......................................................            90,851           94,969            86,091
Other.............................................................            39,538           12,169            18,452
                                                                          ----------       ----------        ----------
                                                                             302,044          333,890           322,482
                                                                          ----------       ----------        ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET........................           738,836          883,186           799,524
                                                                          ----------       ----------        ----------

OTHER ASSETS......................................................           408,611          376,814           360,865
                                                                          ----------       ----------        ----------

TOTAL ASSETS......................................................        $4,222,940       $4,400,555        $4,278,091
                                                                          ==========       ==========        ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholders' equity.......................................        $1,245,883       $1,368,299        $1,301,286
MidAmerican preferred securities, not subject to
    mandatory redemption..........................................            31,759           31,765            31,763
Preferred securities, subject to mandatory redemption:
    MidAmerican preferred securities..............................            50,000           50,000            50,000
    MidAmerican-obligated preferred securities of subsidiary trust
       holding solely MidAmerican junior subordinated debentures..           100,000          100,000           100,000
Long-term debt (excluding current portion)........................         1,044,981        1,103,551         1,034,211
                                                                          ----------       ----------        ----------
                                                                           2,472,623        2,653,615         2,517,260
                                                                          ----------       ----------        ----------
CURRENT LIABILITIES
Notes payable.....................................................           212,499          141,354           138,054
Current portion of long-term debt ................................            69,631           77,727           144,558
Current portion of power purchase contract........................            14,361           13,718            14,361
Accounts payable..................................................           140,020          133,523           145,855
Taxes accrued.....................................................           115,227           72,739            92,629
Interest accrued..................................................            20,075           20,503            22,355
Other.............................................................            52,966           53,630            38,766
                                                                          ----------       ----------        ----------
                                                                             624,779          513,194           596,578
                                                                          ----------       ----------        ----------
OTHER LIABILITIES
Power purchase contract...........................................            83,143           97,504            83,143
Deferred income taxes.............................................           720,658          809,287           761,795
Investment tax credit.............................................            78,847           84,556            83,127
Other ............................................................           242,890          242,399           236,188
                                                                          ----------       ----------        ----------
                                                                           1,125,538        1,233,746         1,164,253
                                                                          ----------       ----------        ----------

TOTAL CAPITALIZATION AND LIABILITIES..............................        $4,222,940       $4,400,555        $4,278,091
                                                                          ==========       ==========        ==========

The accompanying notes are an integral part of these statements.


                       MIDAMERICAN ENERGY HOLDINGS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         THREE MONTHS              NINE MONTHS
                                                                      ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                                                       1998        1997          1998        1997
                                                                     ---------    --------     --------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................................  $  53,622    $ 46,912     $113,355    $ 105,436
Adjustments to reconcile net income to net cash provided:
    Depreciation and amortization...................................    52,243      51,118      150,303      147,100
    Net decrease in deferred income taxes and
       investment tax credit, net...................................    (4,418)     (3,124)     (14,539)     (15,072)
    Amortization of other assets....................................    11,624       5,773       30,969       18,247
    Loss from discontinued operations...............................         -       2,792            -        2,619
    Loss (gain) on sale of securities, assets and other investments.     2,409         189       (6,186)      (1,638)
    Other-than-temporary decline in value of investments............         -           3          110          255
    Impact of changes in working capital, net of effects
      from discontinued operations..................................   (10,573)     (2,406)      52,804       69,303
    Other...........................................................    (3,968)      7,993       12,392        8,039
                                                                     ---------    --------     --------    ---------
      Net cash provided.............................................   100,939     109,250      339,208      334,289
                                                                     ---------    --------     --------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures...............................       (45,633)    (49,815)    (114,225)    (113,844)
Quad Cities Nuclear Power Station
    decommissioning trust fund..................................        (2,875)     (2,779)      (8,533)      (7,060)
Deferred energy efficiency expenditures.........................             -      (5,909)           -      (12,258)
Nonregulated capital expenditures...............................        (1,612)     (2,498)     (40,295)      (9,500)
Purchase of real estate brokerage companies.....................       (26,500)          -     (105,485)           -
Purchase of securities..........................................       (35,713)    (10,866)    (134,067)    (127,273)
Proceeds from sale of securities................................        44,934      36,168      149,751      168,217
Proceeds from sale of assets and other investments..............           501       1,472       28,845       15,142
Investment in discontinued operations...........................             -          96            -      145,289
Other investing activities, net.................................          (454)     (6,793)        (467)      (6,741)
                                                                     ---------    --------     --------    ---------
   Net cash (used) provided ....................................       (67,352)    (40,924)    (224,476)      51,972
                                                                     ---------    --------     --------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid...........................................       (28,343)    (29,122)     (85,029)     (88,845)
Issuance of long-term debt, net of issuance cost................             -           -      158,440            -
Retirement of long-term debt, including reacquisition cost......      (157,882)    (58,069)    (233,304)    (119,859)
Reacquisition of preferred shares...............................            (1)          -           (4)          (4)
Reacquisition of common shares..................................             -     (21,311)     (25,597)     (67,876)
Decrease in MidAmerican Capital Company
    unsecured revolving credit facility.........................             -           -            -     (174,500)
Net increase (decrease) in notes payable........................        45,070      (4,831)      74,445      (20,636)
                                                                     ---------    --------     --------    ---------
    Net cash used...............................................      (141,156)   (113,333)    (111,049)    (471,720)
                                                                     ---------    --------     --------    ---------

NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......          (107,569)    (45,007)       3,683      (85,459)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................       121,720      57,297       10,468       97,749
                                                                     ---------    --------     --------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................     $  14,151    $ 12,290     $ 14,151    $  12,290
                                                                     =========    ========     ========    =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized.......................     $  22,755    $ 27,085     $ 66,754    $  77,063
                                                                     =========    ========     ========    =========
Income taxes paid...............................................     $  23,760    $ 25,349     $ 58,411    $ 102,102
                                                                     =========    ========     ========    =========

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

     MidAmerican's present estimate of probable remediation costs for the sites discussed above as of September 30, 1998, is $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery. The Illinois Commerce Commission (ICC) has approved the use of a tariff rider which permits recovery of the actual costs of litigation, investigation and remediation relating to former MGP sites. MidAmerican's present rates in Iowa provide for a fixed annual recovery of MGP costs. MidAmerican intends to pursue recovery of the remediation costs from other PRPs and its insurance carriers.

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

     2) Clean Air Act:

     Following recommendations provided by the Ozone Transport Assessment Group, the EPA, in November 1997, issued a Notice of Proposed Rulemaking which identified 22 states and the District of Columbia as making significant contribution to nonattainment of the ozone standard in downwind states in the eastern half of the United States. In September 1998, the EPA issued its final rules in this proceeding. Iowa is not subject to the emissions reduction requirements in the final rules, and, as such, MidAmerican's facilities are not subject to additional emissions reductions as a result of this initiative.

     On July 18, 1997, the EPA adopted revisions to the National Ambient Air Quality Standards (NAAQS) for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout each state, the EPA will determine which states have areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). If a state has area(s) classified as nonattainment area(s), the state is required to submit a State Implementation Plan specifying how it will reach attainment of the standards through emission reductions or other means. In August 1998, the Iowa Environmental Protection Commission adopted by reference the NAAQS for ozone and fine particulate matter.

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

C)   RATE MATTERS:

     As a result of a negotiated settlement in Illinois, MidAmerican reduced its Illinois electric service rates by annual amounts of $13.1 million and $2.4 million, effective November 3, 1996, and June 1, 1997, respectively. MidAmerican implemented an additional $0.9 million annual rate reduction for its Illinois residential customers, effective August 1, 1998, in connection with Illinois' electric utility restructuring law.

     On June 27, 1997, the Iowa Utilities Board (IUB) approved a March 1997 settlement agreement between MidAmerican, the Iowa Office of Consumer Advocate
(OCA) and other parties. Six major components of the settlement and their status are as follows:

     1) On an annualized basis, prices for residential customers were reduced $8.5 million, $10.0 million and $5.0 million effective November 1, 1996, July 11, 1997, and June 1, 1998, respectively, for a total annual decrease of $23.5 million.

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

     The effective date for these rate reductions was set for June 1, 1998, in the IUB Order approving the settlement. However, the IUB approved a MidAmerican request to extend the deadlines until September 1, 1998, for industrial customers and December 31, 1998, for commercial customers. The delay in deadlines includes an obligation to increase the amount of the reduction on a one-time basis to reflect the time value of money between June 1, 1998, and the new deadlines. MidAmerican estimates it will not have any interest obligation with respect to the industrial contracts, and will not incur any material interest obligation with respect to its commercial contracts.

     The negotiated contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to 10-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $155 million.

     The IUB has recently considered the contracting process in two proceedings. Its decisions in those proceedings allowed the contracting efforts to continue. Contracts remain subject to IUB regulation.

     3) A tracking mechanism (Cooper Tracker) is being used to currently recover costs for capital improvements required by the Cooper Nuclear Station Power Purchase Contract. Revenues from the Cooper Tracker will total approximately $6 million in 1998. Other operating expenses will include a comparable amount for currently expensing the related costs.

     4) Elimination of the Iowa energy adjustment clause (EAC). Prior to July 11, 1997, MidAmerican collected fuel costs from Iowa customers on a current basis through the EAC, and thus, fuel costs had little impact on net income. Since then, base rates for Iowa customers include a factor for recovery of a representative level of fuel costs. To the extent actual fuel costs vary from that factor, pre-tax earnings are impacted. The fuel cost factor will be reviewed in February 1999 and adjusted prospectively if actual 1998 fuel costs vary by more than 15% above or below the factor included in base rates.

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

     The IUB is reviewing MidAmerican's calculation of its 1997 return as a result of an objection by the OCA. MidAmerican does not expect the ultimate outcome of this issue to have a material impact on its financial condition or results of operations.

     6) MidAmerican has developed a pilot program for a market access service which allows customers with at least 4 MW of load to choose energy suppliers. The pilot program is limited to 60 MW of participation the first year and can be expanded by 15 MW annually until the conclusion of the program. Any loss of revenues associated with the pilot program will be considered part of the $10 million annual reduction for commercial and industrial customers as described above, but may not be recovered from other customer classes. The program was filed with the IUB, which has approved it, and the Federal Energy Regulatory Commission (FERC). The Company anticipates FERC acceptance by year end.

D)   ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION:

     Statement of Financial Accounting Standards (SFAS) No. 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A possible consequence of the changes in the utility industry is the discontinued applicability of SFAS 71. The majority of MidAmerican's electric and gas utility operations currently meet the criteria of SFAS 71, but its applicability is periodically reexamined. On December 16,

1997, MidAmerican's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of restructuring legislation in Illinois. Thus, MidAmerican was required to write off regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. The net amount of such write-offs were immaterial. If other utility operations no longer meet the criteria of SFAS 71, MidAmerican could be required to write off the related regulatory assets and liabilities from its balance sheet and thus, a material adjustment to earnings in that period could result. As of September 30, 1998, MidAmerican had approximately $308 million of regulatory assets in its Consolidated Balance Sheet because these costs are expected to be recovered in future charges to utility customers.

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

F)   COMMON SHAREHOLDERS' EQUITY:

     In March 1997, Holdings announced its plan to repurchase up to $200 million of the Company's common stock. As of September 30, 1998, the Company had repurchased approximately 6.2 million shares for $114.8 million under the plan. In addition, a subsidiary holds 437,131 shares of Holdings common stock which are also excluded from shares outstanding.

G)   DETAIL OF OTHER COMPREHENSIVE INCOME - INCOME TAXES:

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

     The following table shows the income tax expense or benefit related to each component (in thousands):

                                                Three Months            Nine Months            Twelve Months
                                               Ended Sept. 30          Ended Sept. 30          Ended Sept. 30
                                           --------------------    --------------------    ---------------------
                                             1998       1997         1998        1997          1998        1997
                                           ---------   --------    --------    --------    ----------   --------
Unrealized holding gains/(losses)
    during period
      Before income taxes                  $(142,235)  $285,706    $(88,982)   $288,728    $(153,783)   $291,965
      Income tax benefit/(expense)            49,782   (100,257)     31,061     101,261       54,021    (102,393)
                                           ---------   --------    --------    --------    ---------    --------
                                             (92,453)   185,449     (57,921)    187,467      (99,762)    189,572
                                           ---------   --------    --------    --------    ---------    --------
Less reclassification adjustment for
    realized gains/(losses) reflected in
    net income during period
      Before income taxes                     (2,249)      (284)       (230)        329        7,228        (993)
      Income tax benefit/(expense)               787        100          80        (115)      (2,539)        348
                                           ---------   --------    --------    --------    ---------    --------
                                              (1,462)      (184)       (150)        214        4,689        (645)
                                           ---------   --------    --------    --------    ---------    --------
      Other Comprehensive Income, Net      $ (90,991)  $185,633    $(57,771)   $187,253    $(104,451)   $190,217
                                           =========   ========    ========    ========    =========    ========


H)   MCLEODUSA INCORPORATED INVESTMENT:

     Included in investments on the Consolidated Balance Sheets is the Company's investment in common stock of McLeodUSA Incorporated (McLeodUSA). McLeodUSA common stock has been publicly traded since June 14, 1996. Investor agreements related to McLeodUSA's initial public offering and subsequent merger with Consolidated Communications Inc. prohibited the Company from selling or otherwise disposing of any of the common stock of McLeodUSA prior to September 24, 1998, without approval of McLeodUSA's board of directors. As a result of the agreements, the Company's investment was considered restricted stock and, as such, was recorded at cost in all periods prior to September 1997. Beginning in September 1997, the investment is no longer considered restricted for accounting purposes and is recorded at fair value. At September 30, 1998, the cost and fair value of the McLeodUSA investment were $45.2 million and $176.3 million, respectively. The unrealized gain is recorded, net of income taxes, as accumulated comprehensive income in common shareholders' equity. At September 30, 1998, the unrealized gain and deferred income taxes for this investment were $131.1 million and $45.9 million, respectively.

I)   PENDING MERGER:

     On August 11, 1998, a definitive merger agreement was entered into between the Company and CalEnergy Company, Inc. (CalEnergy), a global provider of energy services. Under the terms of the agreement, the shareholders of the Company will receive $27.15 cash for each share of their common stock reflecting a 36 percent premium over the August 11, 1998 closing price. The Company and CalEnergy each held a special shareholder meeting on October 30, 1998, at which the shareholders of each respective company approved the agreement and plan of merger. Additionally, the pre-merger notification period under the Hart-Scott-Rodino Antitrust Improvements Act has expired. The companies have made filings with, and are awaiting favorable orders from, the FERC, the Nuclear Energy Regulatory Commission, and the IUB, which has the right to review the merger and to disapprove it only if found not in the public interest. State regulators in Illinois, Nebraska and South Dakota have been notified of the merger. Management believes completion of the merger could occur during the first quarter of 1999.

                           MIDAMERICAN ENERGY COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                 THREE MONTHS             NINE MONTHS                TWELVE MONTHS
                                                ENDED SEPT. 30          ENDED SEPT. 30               ENDED SEPT. 30
                                               1998       1997         1998         1997           1998         1997
                                             --------   ---------   ----------   ----------     ----------   ----------
OPERATING REVENUES
Electric utility..........................   $363,992   $ 334,336   $  907,440   $  850,453     $1,183,287   $1,109,438
Gas utility...............................     63,156      60,208      303,644      352,686        487,264      534,933
                                             --------   ---------   ----------   ----------     ----------   ----------
                                              427,148     394,544    1,211,084    1,203,139      1,670,551    1,644,371
                                             --------   ---------   ----------   ----------     -----------  ----------

OPERATING EXPENSES
Cost of fuel, energy and capacity.........     72,460      67,258      175,860      178,682        232,938      235,337
Cost of gas sold..........................     33,127      34,320      171,096      221,252        295,860      346,541
Other operating expenses..................    118,291      98,686      336,814      290,984        475,624      381,032
Maintenance...............................     27,522      24,217       80,845       70,315        108,620       90,320
Depreciation and amortization.............     44,178      42,815      132,560      126,883        176,217      168,349
Property and other taxes..................     24,370      26,139       74,135       76,482         98,970       97,324
Income taxes..............................     35,697      31,332       74,323       67,753         81,132       91,992
                                             --------   ---------   ----------   ----------     ----------   ----------
                                              355,645     324,767    1,045,633    1,032,351      1,469,361    1,410,895
                                             --------   ---------   ----------   ----------     ----------   ----------

OPERATING INCOME..........................     71,503      69,777      165,451      170,788        201,190      233,476
                                             --------   ---------   ----------   ----------     ----------   ----------

NON-OPERATING INCOME
Interest and dividend income..............      1,695         358        5,089        1,685          5,736        2,273
Non-operating income taxes................        649      (2,200)       2,139       (4,493)         4,877       (8,434)
Other, net................................     (1,936)      4,727       (5,052)       9,066         (1,751)      18,751
                                             --------   ---------   ----------   ----------     ----------   ----------
                                                  408       2,885        2,176        6,258          8,862       12,590
                                             --------   ---------   ----------   ----------     ----------   ----------
FIXED CHARGES
Interest on long-term debt................     18,280      18,650       53,425       57,868         73,677       77,655
Other interest expense....................      3,166       2,382        9,863        7,824         12,066       10,486
Preferred dividends of subsidiary trust...      1,995       1,995        5,985        5,985          7,980        6,273
Allowance for borrowed funds..............     (1,074)       (620)      (2,749)      (1,932)        (3,414)      (2,858)
                                             --------   ---------   ----------   ----------     ----------   ----------
                                               22,367      22,407       66,524       69,745         90,309       91,556
                                             --------   ---------   ----------   ----------     ----------   ----------

INCOME FROM CONTINUING OPERATIONS.........     49,544      50,255      101,103      107,301        119,743      154,510

LOSS FROM DISCONTINUED OPERATIONS.........          -           -            -            -              -       (1,584)
                                             --------   ---------   ----------   ----------     ----------   ----------
NET INCOME................................     49,544      50,255      101,103      107,301        119,743      152,926
PREFERRED DIVIDENDS.......................      1,239       1,239        3,714        5,249          4,953        8,902
                                             --------   ---------   ----------   ----------     ----------   ----------

EARNINGS ON COMMON STOCK..................   $ 48,305   $  49,016   $   97,389   $  102,052     $  114,790   $  144,024
                                             ========   =========   ==========   ==========     ==========   ==========

The accompanying notes are an integral part of these statements.

                           MIDAMERICAN ENERGY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                               AS OF
                                                                          ---------------------------------------------
                                                                                    SEPT. 30                DECEMBER 31
                                                                          -----------------------------     -----------
                                                                              1998            1997               1997
                                                                          ----------       ----------        ----------
                                                                                  (UNAUDITED)
ASSETS
UTILITY PLANT
Electric...............................................................   $4,139,099       $4,065,411        $4,087,924
Gas....................................................................      774,482          746,173           756,874
                                                                          ----------       ----------        ----------
                                                                           4,913,581        4,811,584         4,844,798
Less accumulated depreciation and amortization.........................    2,393,211        2,252,537         2,277,110
                                                                          ----------       ----------        ----------
                                                                           2,520,370        2,559,047         2,567,688
Construction work in progress..........................................       87,442           53,236            55,418
                                                                          ----------       ----------        ----------
                                                                           2,607,812        2,612,283         2,623,106
                                                                          ----------       ----------        ----------

POWER PURCHASE CONTRACT................................................      166,345          188,860           173,107
                                                                          ----------       ----------        ----------

CURRENT ASSETS
Cash and cash equivalents..............................................       12,502            7,065             9,318
Receivables............................................................      128,700          192,574           184,153
Inventories............................................................       88,726           93,142            84,298
Other..................................................................       29,834            6,024             6,174
                                                                          ----------       ----------        ----------
                                                                             259,762          298,805           283,943
                                                                          ----------       ----------        ----------

INVESTMENTS AND NONREGULATED PROPERTY, NET.............................      164,360          106,318           115,029
                                                                          ----------       ----------        ----------

OTHER ASSETS...........................................................      312,874          361,807           347,122
                                                                          ----------       ----------        ----------

TOTAL ASSETS...........................................................   $3,511,153       $3,568,073        $3,542,307
                                                                          ==========       ==========        ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common shareholder's equity............................................   $  992,465       $  997,342        $  985,744
MidAmerican preferred securities, not subject to
  mandatory redemption.................................................       31,759           31,765            31,763
Preferred securities, subject to mandatory redemption:
  MidAmerican preferred securities.....................................       50,000           50,000            50,000
  MidAmerican-obligated preferred securities of subsidiary trust
    holding solely MidAmerican junior subordinated debentures..........      100,000          100,000           100,000
Long-term debt (excluding current portion).............................      930,497          969,175           920,203
                                                                          ----------       ----------        ----------
                                                                           2,104,721        2,148,282         2,087,710
                                                                          ----------       ----------        ----------
CURRENT LIABILITIES
Notes payable..........................................................       73,600          131,100           122,500
Current portion of long-term debt .....................................       49,628           77,730           124,460
Current portion of power purchase contract.............................       14,361           13,718            14,361
Accounts payable.......................................................      129,119          118,436           128,390
Taxes accrued..........................................................      110,002           56,175            91,449
Interest accrued.......................................................       15,247           16,062            20,616
Other..................................................................       30,069           26,438            22,598
                                                                          ----------       ----------        ----------
                                                                             422,026          439,659           524,374
                                                                          ----------       ----------        ----------
OTHER LIABILITIES
Power purchase contract................................................       83,143           97,504            83,143
Deferred income taxes..................................................      588,284          615,589           592,840
Investment tax credit..................................................       78,847           84,556            83,127
Other .................................................................      234,132          182,483           171,113
                                                                          ----------       ----------        ----------
                                                                             984,406          980,132           930,223
                                                                          ----------       ----------        ----------

TOTAL CAPITALIZATION AND LIABILITIES...................................   $3,511,153       $3,568,073        $3,542,307
                                                                          ==========       ==========        ==========

The accompanying notes are an integral part of these statements.

                                            MIDAMERICAN ENERGY COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                  (IN THOUSANDS)


                                                                     THREE MONTHS                  NINE MONTHS
                                                                  ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                                                  1998           1997            1998           1997
                                                                ---------      --------        ---------      --------

NET CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................    $  49,544      $ 50,255        $ 101,103      $ 107,301
Adjustments to reconcile net income to net cash provided:
  Depreciation and amortization.............................       50,926        50,290          147,341        144,719
  Net decrease in deferred income taxes and
    investment tax credit, net..............................       (2,951)       (1,686)          (8,836)        (5,264)
  Amortization of other assets..............................       11,162         5,635           30,195         17,727
  Impact of changes in working capital......................      (24,268)       (4,530)          48,750         23,947
  Other.....................................................       23,188        14,877           24,747        (10,284)
                                                                ---------      --------        ---------      ---------
    Net cash provided.......................................      107,601       114,841          343,300        278,146
                                                                ---------      --------        ---------      ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES
Utility construction expenditures...........................      (45,633)      (49,815)        (114,225)      (113,844)
Quad Cities Nuclear Power Station
  decommissioning trust fund................................       (2,875)       (2,779)          (8,533)        (7,060)
Deferred energy efficiency expenditures.....................            -        (5,909)               -        (12,258)
Nonregulated capital expenditures...........................         (153)       (2,071)         (20,307)        (5,377)
Proceeds from sale of assets and other investments..........            -             -           19,854              -
Other investing activities, net.............................          425          (176)           1,463            751
                                                                ---------      --------        ---------      ---------
  Net cash used ............................................      (48,236)      (60,750)        (121,748)      (137,788)
                                                                ---------      --------        ---------      ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid..............................................      (34,738)      (21,238)         (94,414)       (96,749)
Issuance of long-term debt, net of issuance cost............            -             -          158,440              -
Retirement of long-term debt, including reacquisition cost..     (157,879)      (28,102)        (233,490)       (90,155)
Reacquisition of preferred shares...........................           (1)            -               (4)            (4)
Net increase (decrease) in notes payable....................       32,100       (13,200)         (48,900)       (30,600)
                                                                ---------      --------        ---------      ---------
  Net cash used.............................................     (160,518)      (62,540)        (218,368)      (217,508)
                                                                ---------      --------        ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (101,153)       (8,449)           3,184        (77,150)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      113,655        15,514            9,318         84,215
                                                                ---------      --------        ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $  12,502      $  7,065        $  12,502      $   7,065
                                                                =========      ========        =========      =========

ADDITIONAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized...................    $  28,046      $ 25,525        $  67,572      $  68,188
                                                                =========      ========        =========      =========
Income taxes paid...........................................    $  19,194      $ 23,714        $  52,630      $  91,179
                                                                =========      ========        =========      =========

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

G)   PENDING MERGER:

     Refer to Note I of Holdings' Notes to Consolidated Financial Statements for information regarding the pending merger.

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

     MidAmerican is a public utility with electric and natural gas operations and is the principal subsidiary of Holdings. MidAmerican Capital, Midwest Capital and MidAmerican Realty Services Company (MidAmerican Realty) are Holdings' nonregulated subsidiaries. MidAmerican Capital manages marketable securities and passive investment activities, nonregulated retail natural gas businesses, security services and other energy-related, nonregulated activities. Midwest Capital functions as a regional business development company in
MidAmerican's utility service territory. MidAmerican Realty includes the Company's recently acquired real estate operations.

     In May 1998, MidAmerican Realty completed its purchase of AmerUs Home Services Inc. During the third quarter of 1998, the Company purchased HOME Real Estate (HOME) and CBS Real Estate Company (CBS), the No. 1 and No. 2 residential brokerage organizations in Omaha, Nebraska, and J. C. Nichols Real Estate, a market leader in residential brokerage in the Kansas City metropolitan area. HOME and CBS have combined and now operate as CBS HOME Real Estate. The acquired companies are now subsidiaries of MidAmerican Realty and include real estate operations in Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota and Wisconsin. On a consolidated basis, MidAmerican Realty has more than 1,150 employees and 4,500 sales agents and comprises the nation's second largest independent residential real estate brokerage organization. In addition to residential brokerage, MidAmerican Realty offers relocation, title, abstract and mortgage services.

DESCRIPTION OF FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis (MD&A) addresses the financial statements of Holdings and MidAmerican as presented in this joint filing. Discussions related to MidAmerican also relate to Holdings. Information related to MidAmerican Capital, Midwest Capital and MidAmerican Realty pertains only to the discussion of the financial condition and results of operations of Holdings. To the extent necessary, certain discussions have been segregated to allow the reader to identify information applicable only to Holdings.

     The consolidated financial statements of MidAmerican present amounts related to MidAmerican Capital and Midwest Capital as discontinued operations for the twelve months ended September 30, 1997, in order to reflect their transfer to Holdings in December 1996.

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

MERGER ANNOUNCEMENT

     On August 11, 1998, a definitive merger agreement was entered into between the Company and CalEnergy Company, Inc. (CalEnergy), a global provider of energy services. Under the terms of the agreement, the shareholders of the Company will receive $27.15 cash for each share of their common stock reflecting a 36 percent premium over the August 11, 1998, closing price. The Company and CalEnergy each held a special shareholders meeting on October 30, 1998, at which the shareholders of each respective company approved the agreement and plan of merger. Additionally, the pre-merger notification period under the Hart-Scott-Rodino Antitrust Improvements Act has expired. The companies have made filings with, and are awaiting favorable orders from, the Federal Energy Regulatory Commission (FERC), the Nuclear Energy Regulatory Commission (NRC), and the Iowa Utilities Board (IUB), which has the right to review the merger and to disapprove it only if found not in the public interest. State regulators in Illinois, Nebraska and South Dakota have been notified of the merger. Management believes completion of the merger could occur during the first quarter of 1999.

                              RESULTS OF OPERATION

Holdings:
---------

     The following tables provide a summary of the earnings contributions of the Company's operations for each of the periods presented:

                                                     Periods Ended September 30
                                                     --------------------------
                                         Three Months       Nine Months         Twelve Months
                                       ---------------    ---------------     ----------------
                                        1998     1997      1998     1997       1998      1997
                                       ------   ------    ------   ------     ------    ------
     Net Income (in millions)
       Continuing operations
         Utility                       $ 48.3   $ 49.0    $ 97.4   $102.0     $114.8    $145.6
         Nonregulated operations          5.3      0.7      16.0      6.0       29.8      (7.8)
       Discontinued operations              -     (2.8)        -     (2.6)      (1.6)     (3.9)
                                       ------   ------    ------   ------     ------    ------
         Consolidated earnings         $ 53.6   $ 46.9    $113.4   $105.4     $143.0    $133.9
                                       ======   ======    ======   ======     ======    ======

     Earnings Per Common Share -
     Basic and Diluted
       Continuing operations
         Utility                       $ 0.51   $ 0.50    $ 1.03   $ 1.03     $ 1.21    $ 1.47
         Nonregulated operations         0.06     0.01      0.17     0.06       0.31     (0.08)
       Discontinued operations              -    (0.03)        -    (0.02)     (0.01)    (0.04)
                                       ------   ------    ------   ------     ------    ------
         Consolidated earnings         $ 0.57   $ 0.48    $ 1.20   $ 1.07     $ 1.51    $ 1.35
                                       ======   ======    ======   ======     ======    ======

MidAmerican:
------------

     The following table provides a summary of the earnings contributions of MidAmerican's operations for each of the periods presented:

                                                   Periods Ended September 30
                                                   --------------------------
                                         Three Months        Nine Months        Twelve Months
                                        --------------     --------------     ----------------
                                         1998     1997      1998     1997      1998      1997
                                        -----    -----     -----    -----     ------    ------
                                                           (in millions)
     Earnings on Common Stock
       Continuing operations            $48.3    $49.0     $97.4   $102.0     $114.8    $145.6
       Discontinued operations*             -        -         -        -          -      (1.6)
                                        -----    -----     -----   ------     ------    ------
       Consolidated earnings            $48.3    $49.0     $97.4   $102.0     $114.8    $144.0
                                        =====    =====     =====   ======     ======    ======

     * Discontinued operations for twelve months ended September 30, 1997, includes the loss of MidAmerican Capital and Midwest Capital prior to their transfer to Holdings on December 1, 1996.

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

     In the second half of 1997, MidAmerican began charging to expense additional amortization of deferred energy efficiency costs, ongoing energy efficiency costs and certain Cooper Nuclear Station costs consistent with ratemaking treatment. These items have had a significant impact on other operating expenses. In conjunction with expensing these items, MidAmerican began recovery of these costs from its customers, which is reflected in revenues. However, for purposes of the following table, these expenses are netted against the related revenues. As a result, the "Other O&M expenses" line does not reflect the impact of these items, and the net effect of the revenues and expenses is included on the "Other factors" line under gross margin.

                                 Approximate Net Income Variances:  1998 vs 1997
                                 ---------------------------------  ------------
                                             For Periods Ended September 30
                                             ------------------------------
                                        Three Months  Nine Months  Twelve Months
                                        ------------  -----------  -------------
                                                    ($ In Millions)
MidAmerican:
  Variation in electric and gas
    gross margin due to -
      Variation in the effect of weather       $11.5     $  2.0      $  1.9
      Customer growth                            1.4        4.4         6.7
      Electric retail rates and accruals        (1.9)      (4.4)       (4.3)
      Off-system sales                           5.2        7.4         8.0
      Other factors                             (4.9)       8.9         9.4
  Nuclear O&M expenses                           1.3        2.5         2.2
  1996 inventory adjustment                        -          -        (3.7)
  Storm repair expense                          (1.8)      (2.1)       (3.2)
  Other O&M expenses                            (7.3)     (16.1)      (37.0)
  Recognition of deferred energy
    efficiency income                           (0.9)      (2.7)       (3.0)
  1996 gain on sale of storage gas                 -          -        (2.4)
  Utility nonregulated activities               (0.6)      (1.5)       (2.5)
  1997 settlement of NPPD lawsuit               (1.3)      (1.3)       (1.3)
Nonregulated subsidiaries:
  Write-downs of certain assets                    -          -         7.4
  Realized gain on sale of McLeodUSA
    Incorporated common stock                      -          -         5.2
  Donation of appreciated stock                    -       (2.4)       (2.4)
  Gains on sales of certain assets                 -        3.2         9.2
  Income from a venture capital investment         -        1.2         1.2
  Realty operations                              4.6        6.3         6.3
  Reduction of interest on long-term debt          -          -         2.2

Discontinued operations                          2.8        2.6         2.3

Average shares outstanding for 1997 period    97,097     98,752      99,213

     Improved margins resulted in an increase in utility earnings for the third quarter of 1998. The increase was offset by expenses for repair of damage from storms in late June 1998 and by expenses for customer service, information technology and marketing in preparation for a competitive utility environment.

     In the past two years, the Company's strategic realignment of operations has significantly affected earnings of nonregulated subsidiaries. During 1997 and the first quarter of 1998, the Company divested a number of its interests in nonregulated assets which did not align with the corporate vision of becoming the leading regional provider of energy and complementary services. Earnings for the twelve months ended September 30, 1998, include 6 cents per share from the sale of assets of railcar leasing and repair businesses in the fourth quarter of 1997. During the first nine months of 1998, the Company recorded earnings of 3 cents per share for the sale of its interest in a financial management company and the liquidation of a partnership that owned commercial office buildings. Losses from discontinued operations reduced earnings in each twelve-month period shown above, though to a lesser degree in 1998 than in the 1997 period.

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

     The Company's evaluation of its nonregulated investments has resulted in write-downs of certain assets, primarily investments in alternative energy projects, during the past two years. The write-downs, which reflect declines in the value of those nonregulated investments, reduced earnings by approximately $2.0 million, or 2 cents per share, and $9.4 million, or 9 cents per share, in the twelve months ended September 30, 1998 and 1997, respectively.

Discontinued Operations -

Holdings:
---------

     During 1996, the Company discontinued some of its nonregulated operations. The Consolidated Statements of Income reflect the income or loss from those operations and the losses on disposal. Net assets of the discontinued operations are presented separately in the Consolidated Balance Sheets as Investment in Discontinued Operations.

     In January 1997, the Company completed the sale of a portion of its nonregulated operations, including its oil and gas exploration and development operations. The twelve months ended September 30, 1997, reflects a $1.0 million after-tax loss for the transaction. The original estimated loss was recorded in September 1996.

     In October 1997, the Company also divested a subsidiary that developed and operated a computerized information system which facilitated real-time exchange of power in the electric industry. The Company recorded an anticipated after-tax loss on disposal of those operations in September 1996. An additional $3.2 million after-tax loss on disposal was recorded in September 1997 and is reflected in the twelve months ended September 30, 1997.

UTILITY GROSS MARGIN

Electric Gross Margin:
----------------------

                                                    Periods Ended September 30
                                                    --------------------------
                                           Three Months    Nine Months     Twelve Months
                                           ------------    -----------    ----------------
                                            1998   1997    1998   1997     1998      1997
                                            ----   ----    ----   ----    ------    ------
                                                          (In millions)

     Operating revenues                     $364   $334    $907   $850    $1,183    $1,109
     Cost of fuel, energy and capacity*       72     67     176    179       233       235
                                            ----   ----    ----   ----    ------    ------
     Electric gross margin                  $292   $267    $731   $671    $  950    $  874
                                            ====   ====    ====   ====    ======    ======

     *Amounts shown are from the MidAmerican Consolidated Statements of Income. The amounts on Holdings' Consolidated Statements of Income reflect an intercompany elimination.

     A variety of factors contributed to the increase in MidAmerican's electric gross margin for the 1998 periods compared to the 1997 periods. An increase in revenues from energy efficiency cost recovery accounted for $9.0 million, $26.9 million and $35.9 million of the increase in margin for the three-, nine- and twelve-month comparisons, respectively. Revenues from the Cooper Tracker (discussed below) contributed $0.1 million, $3.3 million and $5.3 million to the increases for the three, nine and twelve months ended September 30, 1998, respectively. The increases in revenues from these factors are substantially offset by increases in other operating expenses.

     Regarding the increase in energy efficiency revenues, on September 29, 1997, MidAmerican began collection of its remaining deferred energy efficiency costs and current, ongoing energy efficiency costs. Including an allowed return on the deferred costs, the annual increase in electric revenues is approximately $36.1 million. The effect on earnings of this increase in revenues and gross margin is partially offset by a corresponding increase in other operating expenses of approximately $31.1 million annually for currently incurred electric energy efficiency costs and amortization of previously incurred costs.

     The Cooper Tracker allows MidAmerican to collect on a current basis the Iowa portion of expenses for Cooper capital improvement advances. Prior to the Cooper Tracker, capital improvement advances were capitalized when incurred and amortized over future periods in accordance with ratemaking treatment.

     The effect of temperatures contributed $21 million to the increase in margin for the third quarter of 1998 compared to 1997. Compared to normal, 1998 third quarter temperatures resulted in an increase in gross margin of $14 million, while the 1997 third quarter was cooler than normal, resulting in a decrease in margin of $7 million. Moderate customer growth resulted in a $2.2 million increase in electric gross margin compared to the 1997 third quarter. Total retail sales of electricity increased 7.2%. A reduction in other usage factors and sales mix reduced gross margin compared to the 1997 quarter.

     The average cost of fuel, energy and capacity per unit in the third quarter of 1998 was above the 1997 level and resulted in a decrease to gross margin compared to the third quarter of 1997. Prior to July 11, 1997, MidAmerican was allowed to recover its energy costs from most of its electric utility customers through Energy Adjustment Clauses (EACs) included in revenues. Effective July 11, 1997, the EAC was eliminated for Iowa customers as part of a new Iowa pricing plan. Previously, variations in energy costs did not affect gross margin or net income due to corresponding changes in revenues collected through the EACs. With the elimination of the Iowa EAC, fluctuations in energy costs now have an impact on gross margin and net income.

     Reductions of electric retail rates resulted in a $3.2 million decrease in revenues and gross margin compared to the third quarter of 1997.

     Sales for resale decreased 7.7% for the quarter comparison. However, margins on off-system sales, which account for most of MidAmerican's sales for resale, contributed $8.8 million more to gross margin in the 1998 quarter than the sales in the third quarter of 1997. Refer to the discussion of the energy market under "Competition" in the Operating Activities and Other Matters section of MD&A.

     For the comparison of the nine-month periods ended September 30, the variance in temperatures resulted in a $16 million increase in electric gross margin. Compared to normal, the 1998 temperatures resulted in an increase in gross margin of $6 million, while the 1997 period reflects a $10 million decrease in margin. An increase in sales not dependent on weather also contributed to the increase in margin. Moderate but steady customer growth improved gross margin by $6.2 million compared to the 1997 nine-month period. Total retail sales of electricity increased 4.1% compared to nine months ended September 30, 1997.

     Reductions of electric retail rates, including the effect of a 1997 accrual for a then potential refund, resulted in a $7.4 million decrease in revenues and gross margin compared to the first nine months of 1997.

     Year-to-date sales for resale decreased 9.0% compared to the nine months ended September 30, 1997. However, margins on off-system sales contributed $12.5 million more to gross margin in the 1998 period than the sales in the same period of 1997.

     For the twelve months ended September 30 comparison, the effect of temperatures increased gross margin by $19 million in the 1998 period compared to the 1997 period. When compared to normal, the impact of temperatures resulted in a $11 million increase in electric gross margin for the 1998 twelve-month period compared to an $8 million reduction in gross margin for the twelve months ended September 30, 1997. Moderate but steady growth in the number of customers increased gross margin $8.7 million compared to the 1997 period. An increase in sales that are not dependent on weather also contributed to the increase in gross margin. Electric retail sales increased 3.5% for the 1998 twelve-month period compared to the twelve months ended September 30, 1997.

     Retail rate reductions, including the effect of an accrual for a potential refund, reduced electric gross margin by approximately $7.3 million compared to the twelve months ended September 30, 1997. Refer to "Rate Matters" in Liquidity and Capital Resources later in this discussion for further information regarding the Iowa proceeding.

     Sales for resale decreased 9.1% for the twelve months ended September
30 comparison, while margins on the off-system sales increased approximately $13.6 million.

Gas Gross Margin:
-----------------
                                   Periods Ended September 30
                                   --------------------------
                            Three Months   Nine Months  Twelve Months
                            ------------   -----------  -------------
                             1998   1997   1998   1997   1998   1997
                             ----   ----   ----   ----   ----   ----
                                          (In millions)

     Operating revenues      $63    $60    $304   $353   $487   $535
     Cost of gas sold         33     34     171    221    296    347
                             ---    ---    ----   ----   ----   ----
       Gas gross margin      $30    $26    $133   $132   $191   $188
                             ===    ===    ====   ====   ====   ====

     Revenues include purchase gas adjustment clauses (PGAs) through which MidAmerican has been allowed to recover the cost of gas sold from most of its gas utility customers. Consequently, fluctuations in the cost of gas sold do not affect gross margin or net income because revenues reflect comparable fluctuations in revenues from PGAs. A decrease in the per-unit cost of gas compared to 1997 reduced revenues and cost of gas sold in each of the 1998 periods shown above. MidAmerican recently made a filing with the IUB which would modify the use of the PGA beginning May 1, 2000. Refer to Small Volume Gas Transportation under the Operating Activities and Other Matters section of MD&A for further discussion.

     Recovery of gas energy efficiency costs resulted in a $3.1 million increase in revenues and gross margin for the quarter. As discussed in the electric gross margin section, on September 29, 1997, MidAmerican began recovery of its energy efficiency costs which had not previously been approved for recovery. Including an allowed return on deferred costs, the annual increase in gas revenues is approximately $12.8 million. The effect on earnings of this increase is partially offset by a corresponding increase in other operating expenses of approximately $11.1 million annually for deferred and ongoing gas energy efficiency costs.

     Temperatures in the third quarter of 1998 were warmer than normal resulting in a $2 million decrease in gas gross margin for the period, while temperatures in the third quarter of 1997 were close to normal.

     Energy efficiency revenues increased $9.3 million for the nine months ended September 30, 1998, compared to the same period in 1997, while customer growth accounted for $1.1 million of the increase in gas margin. The mix of sales also contributed to the increase compared to the 1997 period. The variance in temperatures between the 1998 and 1997 nine-month periods resulted in a $12 million decrease in gas margin. Temperatures in the nine months ended September 30, 1998, were 15.7% warmer than normal yielding in an $11 million decrease in gas gross margin for the period. Colder-than-normal temperatures in the nine months ended September 30, 1997, increased margin in that period by approximately $1 million. Retail sales in 1998 decreased 12.3% compared to the 1997 nine-month period.

     Mild temperatures resulted in a $16 million decrease in gas gross margin for the twelve months ended September 30, 1998, compared to the twelve months ended September 30, 1997. When compared to normal, the impact of temperatures resulted in an $12 million reduction in gas gross margin in the 1998 twelve-month period compared to a $4 million increase in gas gross margin for the twelve months ended September 30, 1997.

     The increase in recovery of gas energy efficiency costs for the twelve-month period recovered approximately $12.5 million of the loss in revenues and margin resulting from milder temperatures. Moderate customer growth, contributing $2.7 million to gross margin, and an increase from other usage factors also helped offset the decrease in gross margin due to the weather.

UTILITY OPERATING EXPENSES

     Other Operating Expenses -

     Utility other operating expenses increased $19.6 million, $45.8 million and $94.6 million for the three, nine and twelve months ended September 30, 1998, respectively, compared to the same periods in 1997.

     As mentioned in the gross margin discussions, on September 29, 1997, MidAmerican began additional recovery of deferred energy efficiency costs and current recovery of ongoing costs. As the deferred costs are recovered in revenues, they are amortized to expense. In addition, ongoing energy efficiency costs, which historically were deferred until future periods, are now charged to expense currently. The increase in energy efficiency costs accounted for $10.7 million, $32.2 million and $43.1 million of the increase in other operating expenses for the three, nine and twelve months ended September 30, 1998, respectively, compared to the same periods in 1997.

     In addition to the energy efficiency expense increase, operating expenses related to Cooper increased due in part to the ratemaking treatment for Cooper capital improvements. As a result of 1996 and 1997 rate settlements, Cooper capital improvements are now expensed when incurred, instead of being capitalized. As mentioned in the Electric Gross Margin section, MidAmerican is recovering on a current basis the Iowa portion of these costs from its Iowa electric customers through the Cooper Tracker. Recovery in Illinois is included in base rates. This change accounted for increases of $1.3 million and $3.1 million for the nine-month and twelve-month comparisons, respectively. Excluding these currently recovered Cooper costs, nuclear operations expenses decreased $4.7 million, $10.6 million and $6.9 million, respectively, for the three-month, nine-month and twelve-month comparisons due to reductions in expenses at the Quad Cities Station.

     Continued restructuring of the Company in preparation for a competitive industry has required additional expenses. MidAmerican has increased its emphasis on marketing-related efforts, as well as customer service operations, resulting in increases in consulting costs, advertising, employee incentive compensation and other related expenses. Increases in such expenses accounted for a majority of the remaining increases for the quarter and nine-month period comparisons. In addition, the 1998 twelve-month period reflects increases in certain employee benefits expenses, customer assistance and energy efficiency administrative costs, manufactured gas plant site clean-up costs and rent expense.

     Maintenance -

     Maintenance expenses increased $3.3 million and $10.5 million for the 1998 three-month and nine-month periods ended September 30 compared to the same periods ended September 30, 1997. Increased maintenance costs at the Quad Cities Station accounted for $2.5 million and $6.2 million of the three-month and nine-month increases, respectively. Additionally, the Company incurred repair costs for storms in June 1998, totalling $3.1 million and $3.5 million for the three months and nine months ended September 30, 1998, respectively. A decrease in other generation maintenance expenses partially offset the increases for the quarter.

         Maintenance expenses for the twelve months ended September 30, 1998, were $18.3 million greater than in the comparable 1997 period. In the fourth quarter of 1996, MidAmerican made an adjustment to align power plant inventory accounting of predecessor companies. That adjustment reduced expenses by $6.2 million for the twelve-month period ended September 30, 1997. In addition, the Company incurred $2.0 million in maintenance expenses for restoration following a snow storm in October 1997 and $3.5 million for costs related to the June 1998 storms. Maintenance expenses at the Quad Cities Station increased $3.1 million in the twelve-month period ended September 30, 1998, compared to the twelve months ended September 30, 1997. Refer to the discussion of Quad Cities Nuclear Station in the Liquidity and Capital Resources section of MD&A for information regarding the status of Quad Cities Station.

NONREGULATED OPERATING REVENUES AND OPERATING EXPENSES

Holdings:
---------

     Revenues of nonregulated subsidiaries increased $44.9 million for the three-month period ended September 30, 1998, and decreased $31.0 million and $66.4 million for the nine months and twelve months ended September 30, 1998, compared to their respective 1997 periods.

     Revenues from the natural gas marketing subsidiaries decreased $22.6 million, $111.7 million and $148.6 million for the 1998 three-month, nine-month and twelve-month periods, respectively. Related sales volumes decreased 8 million MMBtu's (61%), 35 million MMBtu's (55%) and 55 million MMBtu's (54%) compared to the sales volumes in the 1997 periods. The decrease in sales volumes is due primarily to the expiration of wholesale contracts which have not been replaced. Additionally, nonregulated retail sales volumes have decreased, but the remaining sales are at improved margin levels. A decrease in the average price per unit, reflective of a decrease in the cost of gas sold, also reduced revenues in each of the periods ended September 30, 1998.

     Cost of sales related to natural gas marketing for the 1998 periods reflects decreases in the average cost of gas per unit as well as the effect of reduced sales volumes. Total gross margin (total price less cost of gas) on nonregulated natural gas sales increased $1.7 million, $0.3 million and $1.0 million for the 1998 three, nine, and twelve months ended September 30, respectively, compared to the 1997 periods.

     The Company has acquired several real estate brokerage operations in 1998. Nonregulated revenues for the 1998 quarter reflect $69.5 million from the real estate brokerage operations. For the nine-month and twelve-month periods, real estate brokerage revenues totaled $87.8 million. Nonregulated cost of sales for the third quarter of 1998 includes $37.4 million related to the real estate brokerage companies. For the nine months and twelve months ended September 30, 1998, real estate brokerage cost of sales totaled $43.9 million. Other operating expenses for those operations were $23.7 million for the three-month period and $32.1 million for the nine- and twelve-month periods in 1998.

     Nonregulated other operating expenses for the 1998 twelve-month period reflect a decrease of approximately $4.0 million due primarily to administrative costs in the 1997 period which are no longer incurred because of the absence of operations the Company sold in early 1997.

NON-OPERATING INCOME AND INTEREST EXPENSE

MidAmerican:
------------

     Interest and Dividend Income -

     Interest income increased in each 1998 comparative period due to an increase in temporary cash investments.

     Other, Net -

     In the fourth quarter of 1997, MidAmerican sold a portion of its accounts receivable. Other, Net for the quarter, nine months and twelve months ended September 30, 1998, includes deductions for discounts on receivables sold, net of related subservicer fees, totaling $1.4 million, $4.4 million and $4.7 million, respectively. Refer to the Financing Activities section of Liquidity and Capital Resources later in MD&A for a discussion of the receivables sale.

     Recognition of deferred income from energy efficiency programs totaled zero, $0.2 million and $0.4 million for the 1998 three-month, nine-month and twelve-month periods ended September 30, respectively. The comparable 1997 periods reflect income of $1.5 million, $4.8 million and $5.4 million, respectively. The decrease is due to the additional recovery of energy efficiency costs begun September 29, 1997, as discussed in the Utility Gross Margin section of MD&A.

     Other, Net for the nine-month and twelve-month periods ended September 30, 1997, includes a reduction for net losses on reacquired long-term debt of $0.9 million and $0.2 million, respectively.

     In September 1997, MidAmerican received a $15 million cash payment from Nebraska Public Power District (NPPD) as settlement for a lawsuit filed by MidAmerican against NPPD. Approximately $12 million was refunded to MidAmerican's customers. The remaining amount was retained by MidAmerican for recovery of litigation costs in the lawsuit. Other, Net for each 1997 period reflects $2.2 million of pre-tax income for recovery of litigation costs incurred in pre-1997 years.

     MidAmerican was awarded pre-tax income in each nine-month and twelve-month period presented for performance under its incentive gas procurement program. In the second quarter of 1998 and 1997, MidAmerican received $2.0 million and $1.7 million, respectively. Twelve months ended September 30, 1998 and 1997, reflect amounts of $5.3 million and $4.4 million, respectively.

     As part of its preparation for a competitive electric utility environment, the Company is investigating and developing new products to offer customers. The impact of these activities and other nonregulated activities reduced Other, Net by $1.1 million, $2.6 million and $4.3 million for the 1998 three, nine and twelve months ended September 30, 1998, respectively, compared to the 1997 periods.

     In the fourth quarter of 1996, MidAmerican recorded an initial pre-tax gain of $3.2 million on its sale of certain storage gas supplies which is reflected in the twelve months ended September 30, 1997. MidAmerican recorded an additional $0.8 million gain in the second quarter of 1997, which is also reflected in the twelve months ended September 30, 1997, after receiving favorable treatment on the transaction from the IUB.

     The twelve months ended September 30, 1997, also includes $2.2 million of income from the reversal of a reserve after successful resolution of a dispute with a vendor.

     Fixed Charges -

     Interest on long-term debt decreased for the nine months and twelve months ended September 30, 1998, due to long-term debt reduction and refinancing activities. Other interest expense increased due to short-term debt at Holdings, which resulted in interest being allocated to MidAmerican. Preferred securities of a subsidiary trust were issued in December 1996 resulting in the twelve months ended September 30, 1997, including only a partial year of dividends. MidAmerican preferred shares were reacquired at the same time, resulting in a decrease in other preferred dividends. Preferred dividends include net gains or losses on the reacquisition of MidAmerican preferred shares. Net losses on reacquisitions totaled $1.4 million and 2.7 million for the nine-month and twelve-month periods ended September 30, 1997, respectively.

Holdings:
---------

     Dividend Income -

     Dividend income decreased for each of the periods ended September 30, 1998, compared to the respective 1997 periods due to MidAmerican Capital's reduced holdings of preferred stock portfolios.

     Realized Gains and Losses on Securities, Net -

     Net realized gains on securities for twelve months ended September 30, 1998, includes an $8.0 million pre-tax gain on the sale of shares of McLeodUSA common stock.

     Other, Net -

     The first nine months of 1998 includes $4.7 million from the divestment of nonregulated assets in the first quarter, including the sale of the Company's interest in a financial management company, the sale of a commercial office building and liquidation of a partnership interest concurrent with the sale of its commercial property. In addition, the Company recorded $2.1 million of income from an equity investment in a venture capital fund.

     In addition to the above items, the twelve months ended September 30 periods were affected by several additional factors. During the twelve months ended September 30, 1998, the Company sold all of the assets of its railcar repair services subsidiary and most of the assets of its railcar leasing subsidiary and recorded pre-tax gains totaling $10.0 million. Write-downs of nonregulated investments, as discussed in the Earnings Discussion section at the beginning of Results of Operations, decreased Other, Net by $3.4 million and $15.6 million for the twelve-month periods ended September 30, 1998 and 1997, respectively.

     Interest Charges -

     Interest on long-term debt of nonregulated subsidiaries decreased $3.7 million for the twelve-month comparison due primarily to the reduction in MidAmerican Capital's long-term debt in early 1997.

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

     As of September 30, 1998, common equity represented 50.4% of the Company's total capitalization compared to 51.7% and 51.6% as of December 31, 1997, and September 30, 1997, respectively. A reduction in accumulated comprehensive income, reflective of a decrease in the market value of an investment in McLeodUSA common stock, and the Company's common stock repurchase program reduced common equity since September 30, 1997.

     As reflected on the Consolidated Statements of Cash Flows, Holdings had net cash provided from operating activities of $339 million for the first nine months of 1998 compared to $334 million for the same period in 1997. MidAmerican's net cash provided from operating activities was $343 million for the first nine months of 1998 and $278 million for the first nine months of 1997.

INVESTING ACTIVITIES AND PLANS

MidAmerican:
------------

     Utility Construction Expenditures -

     MidAmerican's   primary   need  for   capital   is   utility   construction
expenditures. For the first nine months of 1998, utility construction expenditures totaled $114 million, including allowance for funds used during construction (AFUDC) and Quad Cities Station nuclear fuel purchases. All such expenditures were met with cash generated from utility operations, net of dividends.

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

     Deferred Energy Efficiency Expenditures -

     The Company stopped reflecting costs of its energy efficiency programs as an investing activity on its Consolidated Statement of Cash Flows following the IUB's approval in September 1997 of the current recovery of ongoing energy efficiency program costs. Under prior energy efficiency regulations, program costs were deferred for several years prior to beginning their recovery over a four-year period, and accordingly, the Company reflected them as an investing activity.

     Nuclear Decommissioning -

     Operators of a nuclear facility are required to set aside funds to provide for costs of future decommissioning of their nuclear facility. In general, decommissioning of a nuclear facility means to safely remove the facility from service and restore the property to a condition allowing unrestricted use by the operator. Based on information presently available, MidAmerican expects to contribute approximately $50 million during the period 1999 through 2003 to an external trust established for the investment of funds for decommissioning the Quad Cities Station. Approximately 55% of the trust's funds are now invested in domestic corporate debt and common equity securities. The remainder is invested in investment grade municipal and U.S. Treasury bonds.

     In addition, MidAmerican makes payments to NPPD related to decommissioning Cooper. These payments are reflected in other operating expenses in the Consolidated Statements of Income. NPPD estimates call for MidAmerican to pay approximately $57 million to NPPD for Cooper decommissioning during the period 1999 through 2003. NPPD invests the funds predominately in U.S. Treasury Bonds. MidAmerican's obligation for Cooper decommissioning may be affected by the actual plant shutdown date and the status of the power purchase contract at that time. In July 1997, NPPD filed a lawsuit in United States District Court for the District of Nebraska naming MidAmerican as the defendant and seeking a declaration of MidAmerican's rights and obligations in connection with Cooper nuclear decommissioning funding.

     MidAmerican currently recovers Quad Cities Station decommissioning costs charged to Illinois customers through a rate rider on customer billings. Cooper and Quad Cities Station decommissioning costs charged to Iowa customers are included in base rates, and recovery of increases in those amounts must be sought through the normal ratemaking process.

Holdings:
---------

     Nonregulated Capital Expenditures -

     Capital   expenditures   of  MidAmerican   Capital,   Midwest  Capital  and
MidAmerican Realty totaled $20 million for the first nine months of 1998. Capital expenditures of these subsidiaries depend primarily upon the availability of suitable investment opportunities which meet the Company's objectives. The Company continues to evaluate nonregulated investments and may redeploy certain assets in the future. External financing may also be used to provide for nonregulated capital expenditures.

     As discussed in the Introduction section of MD&A, the Company has purchased several residential real estate brokerage organizations in the second and third quarters of 1998 for a total of approximately $105 million. The acquired companies are now the subsidiaries of MidAmerican Realty. Total assets of MidAmerican Realty as of September 30, 1998, were $123 million. The line items significantly affected on the Company's Consolidated Balance Sheet as of September 30, 1998, are as follows ($ in millions): Receivables ($18.2); Nonutility Property and Investments ($19.0); Other Assets ($80.5); and Other Current Liabilities ($13.7). For the nine months ended September 30, 1998, the combined total closed buyer/seller transactions of all MidAmerican Realty companies, including transactions prior to their acquisition, was approximately 52,800 transactions. Many factors affect the residential real estate market, and there is no assurance that the same transaction volume, or the revenues thereon, will be achieved in the future.

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

     Included in investments on the Consolidated Balance Sheets is the Company's investment in common stock of McLeodUSA. McLeodUSA common stock has been publicly traded since June 14, 1996. Investor agreements related to McLeodUSA's initial public offering and subsequent merger with Consolidated Communications Inc. prohibited the Company from selling or otherwise disposing of any of the common stock of McLeodUSA prior to September 24, 1998, without the approval of McLeodUSA's board of directors. As a result of the agreements, the Company's investment was considered restricted stock and, as such, was recorded at cost in all periods prior to September 1997. Beginning in September 1997, the investment is no longer considered restricted for accounting purposes and is recorded at fair value. As of September 30, 1998, the cost and fair value of the McLeodUSA investment were $45.2 million and $176.3 million, respectively. The unrealized gain is recorded, net of income taxes, as accumulated comprehensive income in common shareholders' equity. As of September 30, 1998, the unrealized gain and deferred income taxes for this investment were $131.1 million and $45.9 million, respectively.

FINANCING ACTIVITIES, PLANS AND AVAILABILITY

MidAmerican:
------------

     MidAmerican currently has authority from the FERC to issue short-term debt in the form of commercial paper and bank notes aggregating $400 million. As of September 30, 1998, MidAmerican had a $250 million revolving credit facility agreement and a $5 million line of credit to provide short-term financing for utility operations. MidAmerican's commercial paper borrowings, which totaled $73.6 million at September 30, 1998, are supported by the revolving credit facility and the line of credit. MidAmerican also has a revolving credit facility which is dedicated to provide liquidity for its obligations under outstanding pollution control revenue bonds that are periodically remarketed.

     In 1997, MidAmerican entered into a revolving agreement, which expires in 2002, to sell all of its right, title and interest in the majority of its billed accounts receivable to MidAmerican Energy Funding Corporation (Funding Corp.), a special purpose entity established to purchase accounts receivable from MidAmerican. Funding Corp. in turn sold receivable interests to outside investors. In consideration for the sale, MidAmerican received $70 million in cash and the remaining balance in the form of a subordinated note from Funding Corp. The agreement is structured as a true sale, as determined by Statement of Financial Accounting Standards (SFAS) No. 125, under which the creditors of Funding Corp. will be entitled to be satisfied out of the assets of Funding Corp. prior to any value being returned to MidAmerican or its creditors. Therefore, the accounts receivable sold are not reflected on Holdings' or MidAmerican's Consolidated Balance Sheets. As of September 30, 1998, $106.8 million, net of reserves, was sold under the agreement.

     The  following  table  displays the 1998  long-term  debt  retirements  and
issuances  of  MidAmerican  Energy.   Repayment  of  the  February  and  October
maturities was funded with short-term debt and cash from operations.


       Date              Issue                             Principal     Transaction
     --------   ----------------------------------------  ------------   -----------
       2-1-98   6.25% First Mortgage Bonds, due 2-1-98    $ 75,000,000   Matured
      6-19-98   6.375% Medium Term Notes due 6-15-06       160,000,000   Issued
      7-15-98   8.125% General Mortgage Bonds due 2-1-03   100,000,000   Called at 105.23
      7-15-98   8% General Mortgage Bonds due 2-15-22       50,000,000   Called at 105.13
     10-15-98   5.05% First Mortgage Bonds due 10-15-98     49,100,000   Matured

     As of October 31, 1998, MidAmerican had $379 million of long-term debt maturities and sinking fund requirements for 1999 through 2003.

     MidAmerican recently received authorization from the FERC to issue up to $500 million in various forms of debt. MidAmerican will also need authorization from the Illinois Commerce Commission (ICC) prior to issuing any securities. If 90% or more of the proceeds from a securities issuance are used for refinancing purposes, MidAmerican need only provide the ICC with an "informational statement" prior to the issuance which sets forth the type, amount and use of the proceeds of the securities to be issued. If less than 90% of the proceeds are used for refinancing, MidAmerican must file a comprehensive application seeking authorization prior to issuance. The ICC is required to hold a hearing before issuing its authorization.

     Credit Ratings

     MidAmerican's access to external capital and its cost of capital are influenced by the credit ratings of its securities. MidAmerican's credit ratings as of October 31, 1998, are shown in the table below. The ratings reflect only the views of such rating agencies, and each rating should be evaluated independently of any other rating. Generally, rating agencies base their ratings on information furnished to them by the issuing company and on investigation, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if in the judgment of the rating agency circumstances so warrant. Such ratings are not a recommendation to buy, sell or hold securities.
                                         Moody's
                                        Investors         Standard
                                         Service*         & Poor's *
                                        ---------         ----------

     Mortgage Bonds                         A2                AA-
     Unsecured Medium-Term Notes            A3                A
     Preferred Stocks                       a3                A
     Commercial Paper                       P-1               A-1

     *Following the announcement of the Company's merger with CalEnergy, Moody's Investors Service placed its ratings of MidAmerican securities under review for possible downgrade. Standard & Poor's placed its ratings of MidAmerican on CreditWatch with negative implications pending further analysis.

Holdings:
---------

     As of September 30, 1998, Holdings had lines of credit totaling $140 million to provide for short-term financing needs, $136.6 million of which was outstanding.

     In March 1997, Holdings announced its plan to repurchase up to $200 million of the Company's common stock. As of September 30, 1998, the Company had repurchased approximately 6.2 million shares for $114.8 million under the plan. Repurchasing the common stock reduced total common dividend requirements and aided in improving the Company's dividend payout ratio. In addition, a subsidiary of the Company holds approximately 437,000 shares of Holdings common stock which are also excluded from shares outstanding.

     On October 28, 1998, Holdings' board of directors declared a quarterly dividend on common shares of $0.30 per share payable December 1, 1998. The dividend represents an annual rate of $1.20 per share.

     Nonregulated Subsidiaries -

     As of September 30, 1998, MidAmerican Capital had unsecured revolving credit facilities in the amount of $114 million, under which no debt was outstanding. MidAmerican Capital has $115 million of long-term debt maturities and sinking fund requirements for 1999 through 2003 related to debt outstanding at September 30, 1998. In October 1998, MidAmerican Capital paid off $20 million of its long-term debt which was reflected in current maturities of long-term debt at September 30, 1998.

     Midwest   Capital   currently  has  a  $25  million  line  of  credit  with
MidAmerican, of which $5 million was outstanding at September 30, 1998.

     In November 1998, MidAmerican Realty obtained a $25 million revolving credit facility and issued $35 million of 7.12% notes due 2010 through a private placement.

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

     The generation and retail segments of the electric industry will be significantly impacted by competition. The introduction of competition in the wholesale market has resulted in a proliferation of power marketers and a substantial increase in market activity. As retail competition evolves, margins will be pressured by competition from other utilities, power marketers, and self-generation. Additionally, increased volatility in the energy marketplace can be expected.

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

     Although the anticipated changes in the electric utility industry may create opportunities, they will also create additional challenges and risks for utilities. Competition is expected to put pressure on margins for traditional electric services. In order to lessen the impact of reduced margins, MidAmerican will focus on controlling the cost of traditional services. As part of an electric pricing settlement approved by the IUB in 1997, MidAmerican reduced its prices for most of its Iowa electric retail customers. In the IUB order approving the settlement, MidAmerican was also authorized to enter into long-term contracts with industrial and commercial electric customers. Refer to "Rate Matters" later in this discussion for further information. In addition, MidAmerican is positioning itself to offer complementary products and services as expected opportunities become available in a competitive utility retail market. Additional products and services may provide avenues to replace margins lost on traditional electric services. The Company anticipates its recently purchased real estate brokerage organizations to benefit its utility operations through the additional contact with customers and potential customers at times when the Company can meet a variety of their needs.

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

     The law required a 15% electric rate reduction for all Illinois residential customers in 1998. To satisfy its obligation, the law specifically permitted MidAmerican to receive credit for the $15.5 million, or approximately 13%, rate reductions implemented in Illinois in 1996 and 1997. MidAmerican implemented an additional $0.9 million annual rate reduction for Illinois residential customers effective August 1, 1998. MidAmerican is also exempted from the requirement to join an independent system operator (ISO) or to form an in-state ISO.

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

     MidAmerican's Iowa legislative priority for 1998 was utility property tax reform, a condition it considers precedent to utility industry restructuring. A bill to replace the current utility property tax system, which was supported by MidAmerican, was approved by the Iowa legislature and signed into law by the Governor. The legislation becomes effective on January 1, 1999.

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

     Small Volume Gas Transportation -

     In October 1997, the IUB adopted rules to encourage gas transportation service for small volume customers starting in 1999. MidAmerican filed its plan to unbundle service for its small volume customers on October 30, 1998. Under the plan, all of MidAmerican's small volume natural gas customers in Iowa, including residential customers, would be allowed to choose their own natural gas supplier/marketer, which may be MidAmerican's retail business unit, beginning May 1, 2000. If a customer does not expressly choose a supplier/marketer, then MidAmerican will provide the customer with market-priced service. With implementation of customer choice, the PGA (refer to the Gas Margin discussion of Results of Operations) would be modified to recover only the costs incurred by MidAmerican, as the distribution system operator, to balance the system and maintain system integrity.

     Residential and Commercial Pilot Project -

     On August 21, 1998, the IUB issued an Order approving, subject to the filing of appropriate compliance tariffs, MidAmerican's proposal to allow at least 15,000 Iowa families and 2,000 small businesses to have the opportunity to select among competing electricity providers. The two-year program will allow participating retail customers in the selected test area to choose among several electricity providers, including MidAmerican, and to have that energy delivered by MidAmerican. MidAmerican expects customers will begin choosing among electricity providers in the first half of 1999. Businesses in the test area will be eligible for the program if their annual peak demand is less than four megawatts. New suppliers participating in the program will have to be certified by the IUB and meet specified requirements.

     Accounting Effects of Industry Restructuring -

     A possible consequence of competition in the utility industry is that SFAS 71 may no longer apply. SFAS 71 sets forth accounting principles for operations that are regulated and meet certain criteria. For operations that meet the criteria, SFAS 71 allows, among other things, the deferral of costs that would otherwise be expensed when incurred. A majority of MidAmerican's electric and gas utility operations currently meet the criteria required by SFAS 71, but its applicability is periodically reexamined. On December 16, 1997, MidAmerican's generation operations serving Illinois were no longer subject to the provisions of SFAS 71 due to passage of restructuring legislation in Illinois. Thus, MidAmerican was required to write off those amounts of regulatory assets and liabilities from its balance sheet related to its Illinois generation operations. These write-offs were not material. If other portions of its utility operations no longer meet the criteria of SFAS 71, MidAmerican could be required to write off the related regulatory assets and liabilities from its balance sheet, and thus, a material adjustment to earnings in that period could result. As of September 30, 1998, MidAmerican had $308 million of regulatory assets in its Consolidated Balance Sheet.

     Energy Efficiency -

     MidAmerican's regulatory assets as of September 30, 1998, included $79.3 million of deferred energy efficiency costs. Based on the current level of recovery, MidAmerican expects to recover these costs by the end of 2001. MidAmerican is also allowed to recover its ongoing energy efficiency costs on a current basis. Recovery of these costs is being collected from customers based on projected annual costs of $16.8 million, which may be adjusted annually. Amortization of the deferred energy efficiency costs and current expenditures for energy efficiency costs will be reflected in other operating expenses over the related periods of recovery. The total of such costs for the years 1999, 2000 and 2001, is estimated to be $43 million, $40 million and $35 million, respectively.

     Rate Matters: Electric -

     As a result of a negotiated settlement in Illinois, MidAmerican reduced its Illinois electric service rates by annual amounts of $13.1 million and $2.4 million, effective November 3, 1996, and June 1, 1997, respectively.

     On June 27, 1997, the IUB approved a March 1997 settlement agreement between MidAmerican, the Iowa Office of Consumer Advocate (OCA) and other parties. Six major components of the settlement and their status are as follows:

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

     The effective date for these rate reductions was set for June 1, 1998, in the IUB Order approving the settlement. However, the IUB approved a MidAmerican request to extend the deadlines until September 1, 1998, for industrial customers and December 31, 1998, for commercial customers. The delay in deadlines includes an obligation to increase the amount of the reduction on a one-time basis to reflect the time value of money between June 1, 1998, and the new deadlines. MidAmerican estimates it will not have any interest obligation with respect to the industrial contracts, and will not incur any material interest obligation with respect to its commercial contracts.

     The negotiated contracts have differing terms and conditions as well as prices. The contracts range in length from five to ten years, and some have price renegotiation and early termination provisions exercisable by either party. The vast majority of the contracts are for terms of seven years or less, although, some large customers have agreed to 10-year contracts. Prices are set as fixed prices; however, many contracts allow for potential price adjustments with respect to environmental costs, government imposed public purpose programs, tax changes, and transition costs. While the contract prices are fixed (except for the potential adjustment elements), the costs MidAmerican incurs to fulfill these contracts will vary. On an aggregate basis the annual revenues under contract are approximately $155 million.

     The IUB has recently considered the contracting process in two proceedings. Its decisions in those proceedings allowed the contracting efforts to continue. Contracts remain subject to IUB regulation.

     3) A tracking mechanism (Cooper Tracker) is being used to currently recover costs for capital improvements required by the Cooper Nuclear Station Power Purchase Contract. Revenues from the Cooper Tracker will total approximately $6 million in 1998. Other operating expenses will include a comparable amount for currently expensing the related costs.

     4) Elimination of the Iowa energy adjustment clause (EAC). Prior to July 11, 1997, MidAmerican collected fuel costs from Iowa customers on a current basis through the EAC, and thus, fuel costs had little impact on net income. Since then, base rates for Iowa customers include a factor for recovery of a representative level of fuel costs. To the extent actual fuel costs vary from that factor, pre-tax earnings are impacted. The fuel cost factor will be reviewed in February 1999 and adjusted prospectively if actual 1998 fuel costs vary by more than 15% above or below the factor included in base rates.

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

     The IUB is reviewing MidAmerican's calculation of its 1997 return as a result of an objection by the OCA. MidAmerican does not expect the ultimate outcome of this issue to have a material impact on its financial condition or results of operations.

     6) MidAmerican has developed a pilot program for a market access service which allows customers with at least 4 MW of load to choose energy suppliers. The pilot program is limited to 60 MW of participation the first year and can be expanded by 15 MW annually until the conclusion of the program. Any loss of revenues associated with the pilot program will be considered part of the $10 million annual reduction for commercial and industrial customers as described above, but may not be recovered from other customer classes. The program was filed with the IUB, which has approved it, and the FERC. The Company anticipates FERC acceptance by year end.

     Rate Matters: Gas -

     On October 27, 1998, MidAmerican made a filing with the IUB requesting a rate increase for its Iowa retail gas customers. The 4.5 percent increase represents approximately an $18.5 million increase in annual gas revenues. As part of the filing, MidAmerican requested an interim rate increase of approximately $16.3 million, annually. The IUB may adjust the requested interim amount and delay its implementation for up to ninety days. MidAmerican expects the final rates, which may differ from the requested amount, to be implemented in the summer of 1999.

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

     The Company is evaluating 27 properties which were, at one time, sites of gas manufacturing plants in which it may be a potentially responsible party
(PRP). The purpose of these evaluations is to determine whether waste materials are present, whether such materials constitute an environmental or health risk, and whether the Company has any responsibility for remedial action. The Company's present estimate of probable remediation costs for these sites is $24 million. This estimate has been recorded as a liability and a regulatory asset for future recovery through the regulatory process. Refer to Note B of Notes for further discussion of the Company's environmental activities related to manufactured gas plant sites and cost recovery.

     Although the timing of potential incurred costs and recovery of such cost in rates may affect the results of operations in individual periods, management believes that the outcome of these issues will not have a material adverse effect on the Company's financial position or results of operations.

     Following recommendations provided by the Ozone Transport Assessment Group, the EPA, in November 1997, issued a Notice of Proposed Rulemaking which identified 22 states and the District of Columbia as making significant contribution to nonattainment of the ozone standard in downwind states in the eastern half of the United States. In September 1998, the EPA issued its final rules in this proceeding. Iowa is not subject to the emissions reduction requirements in the final rules, and, as such, MidAmerican's facilities are not subject to additional emissions reductions as a result of this initiative.

     On July 18, 1997, the EPA adopted revisions to the NAAQS for ozone and a new standard for fine particulate matter. Based on data to be obtained from monitors located throughout the states, the EPA will make a determination of whether the states have any areas that do not meet the air quality standards (i.e., areas that are classified as nonattainment). If a state has area(s) classified as nonattainment area(s), the state is required to submit a State Implementation Plan specifying how it will reach attainment of the standards through emission reductions or other means. In August 1998, the Iowa Environmental Protection Commission adopted by reference the NAAQS for ozone and fine particulate matter.

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

     In December 1997, negotiators from more than 150 nations met in Kyoto, Japan to negotiate an international agreement designed to address global climate change impacts by attempting to reduce so-called greenhouse gas emissions. Some scientists contend that these gases build up in the Earth's atmosphere and cause global temperatures to rise. The primary target of these emissions is carbon dioxide (CO2) which is formed by, among other things, the combustion of fossil fuels. The agreement currently calls for the United States to reduce its emissions of CO2 and other greenhouse gases to 7 percent below 1990 levels in the 2008-2012 time frame. In order for the agreement to become binding upon the United States, ratification by the U.S. Senate is necessary. The cost to the utility industry in general, and to MidAmerican, of reducing its CO2 emissions levels by 7 percent below 1990 levels would depend on available technology at the time, but could be material.

     Quad Cities Nuclear Power Station-

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

     Coal Inventories -

     MidAmerican continues to manage its coal inventory levels, which are significantly higher than those in early 1998. MidAmerican expects the coal inventory at each generating plant to be at or near management's desired level by year end.

     Generating Capability -

     In July, 1998, customer usage of electricity caused an hourly peak demand of 3,643 megawatts (MW) on MidAmerican's energy system. MidAmerican's previous record peak demand was 3,553 MW set in 1995. MidAmerican is interconnected with certain Iowa and neighboring utilities and is involved in an electric power pooling agreement known as Mid-Continent Area Power Pool (MAPP). Each MAPP participant is required to maintain for emergency purposes a net generating capability reserve of at least 15% above its system peak demand. MidAmerican's reserve margin for 1998 was approximately 20%.


     MidAmerican believes it has adequate electric capacity reserve and continues to manage its generating resources to ensure an adequate reserve in the future. However, significantly higher-than-normal temperatures during the cooling season could cause MidAmerican's reserve to fall below the 15% minimum. If MidAmerican fails to maintain the appropriate reserve, significant penalties could be contractually imposed by MAPP.

ACTIVITIES REGARDING YEAR 2000 DATE ISSUES

     The Company's discussion of year 2000 issues addresses the Company's plans to address technical problems relating to calculations, manipulations, storage and other uses of date data which could cause some computer-controlled systems, applications and processes (hereinafter referred to as "Systems") to incorrectly process critical financial and operational information, or stop processing altogether. The discussion contains by necessity many forward-looking statements. The Company wishes to avail itself of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and in order to do so includes the following meaningful cautionary statements with regard to the forward looking statements of its year 2000 plans. The Company's intentions, expectations, and predictions relating to its year 2000 efforts are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by such statements. Such risks and uncertainties include, among others, the effects of weather, competitive factors, federal and state regulatory actions, and other matters, many of which are beyond the Company's control.

     Project Description -

     The Company has undertaken an extensive ongoing project to address its information technology (IT) and non-IT (including embedded technology) Systems potentially affected by the year 2000 date change. The Company's approach is based on a five-phase project methodology - inventory, assessment, planning, resolution and implementation - designed to result in the identification, evaluation of potential problems, and remediation of the Company's Systems. The Company generally defines the five phases as follows:

     1. Inventory Phase - The purpose of the inventory phase is to identify and document Systems used by the Company that may have a date function.

     2. Assessment Phase - The purpose of the assessment phase is to collect information about inventoried Systems, including the business and technical context in which individual Systems operate, to make an informed judgment concerning an appropriate plan to mitigate year 2000 related risks.

     3. Planning Phase - The purpose of the planning phase is to develop strategic and tactical plans for Systems that require replacement, repairs, upgrades or other appropriate resolutions (collectively referred to as "remedial actions").

     4. Resolution Phase - The purpose of the resolution phase is to execute the plan developed during the preceding phases. Testing of Systems and/or components of Systems is commenced during this phase.

     5. Implementation Phase - The purpose of the implementation phase is to perform integration testing and to verify that Systems will function properly in a production environment.

     The Company's preparedness goal is to ensure high- and medium-priority Systems are suitable for continued use into the year 2000 and will perform correctly all functions that require accurate processing of date data ("year 2000 ready" or "year 2000 readiness") by June 30, 1999. The Company classifies all Systems ranging from low- to high-priority based on their importance to carrying out the Company's business mission. System priority is based on potential impacts resulting from year 2000 problems on public and employee safety, prolonged and widespread service outages, long-term shareholder value, and ability to comply with regulatory requirements. In the case of low-priority Systems, year 2000 readiness may be delayed beyond January 1, 2000, or perhaps indefinitely. The Company plans to use the last six months of 1999 to perform post-implementation testing, address selected lower priority Systems and conduct preparedness exercises.

     Vendors, customers and other third parties may affect the Company's ability to achieve year 2000 readiness. Because service reliability and financial stability are dependent on the Company's supply chain, a concerted effort is being made to investigate important third parties to assess their ability to continue to supply products or services to, or purchase products or services from, the Company. The investigation of third parties consists of documenting the nature of business relationships in correspondence and surveys to third parties and making determinations regarding their year 2000 readiness status based on the responses received. Ongoing communications with some third parties will be required for the Company to make such a determination.

     State of Readiness -

     Although it is difficult due to factors such as the overlapping nature of the project phases and the varying degree of complexity of the Systems being addressed to accurately determine the status of completion of a particular phase at any given point in time, the Company estimates that it has completed the process of inventorying over 90 percent of all Systems. The project is now generally in the assessment and planning phases with a focus on high- and medium-priority Systems. Detailed plans for remedial actions and testing for high- and medium-priority Systems will generally be completed by December 31, 1998. In the case of certain high-priority Systems, vendors have been retained to assist in the resolution phase, and certain high-priority Systems are currently in the implementation phase. An estimate of the actions required to be undertaken, a projected schedule regarding when those actions must be completed, and an updated estimate of the cost of resolving the year 2000 problems, including possible remedial actions with respect to such Systems, will be determined by December 31, 1998.

     By December 31, 1998, the Company intends to renovate several high priority Systems (management information, materials management information, work management information, and others). Certain other Systems (customer service, electric outage management, meter control and inventory, and others) will be replaced to gain enhanced functionalities prior to the end of the first quarter of 1999. The requirement to develop and install a new customer service system ("CSS") and related applications was an outcome of the merger which created MidAmerican in July of 1995. Although potential year 2000 problems existing in the predecessor companies' CSS products were recognized, the decision to implement the new CSS was primarily in response to technical difficulties associated with application integration and the need for additional application functionalities. The costs of the new CSS and related applications are not reported herein as their development and installation was not driven by potential year 2000 concerns.

     To date, the Company's investigation of third parties has focused primarily on vendors of Systems and System components. A large amount of valuable product information has been received in direct responses to the Company's inquiries, as well as indirectly through reference to Web sites hosted by vendors or representative associations such as the Electric Power Research Institute. However, information made available to the Company has not been uniform in terms of quality and quantity; i.e., information about products in which the Company has a specific interest has been definitive in some cases, while in other cases such information has been inconclusive. The Company will continue to pursue information about Systems and System components with the expectation of reaching decisions regarding the year 2000 status of all high- and medium-priority Systems by December 31, 1998, and to take appropriate corresponding actions. During the
                                      -40-
fourth quarter of 1998, the Company will also focus substantial effort on the investigation of other third parties such as fuel suppliers, joint owners of generation and transmission facilities, rail transportation service providers, telecommunications service providers, wholesale (bulk power) customers, major retail customers, and companies that exchange electronic data with the Company, among others.

     Costs -

     To date, approximately $5.1 million in operating expenses have been incurred to carry out year 2000 activities. It is anticipated that an additional $8.6 million in operating expenses and $1.4 million in capital costs will need to be incurred to complete the project. Although additional unforeseen costs may be incurred, at this time the Company has not become aware of any material costs which may arise in order to achieve year 2000 readiness. Future progress toward achievement of year 2000 readiness could change this outlook.

     Contingency Plans -

     A comprehensive contingency plan identifying credible worst-case scenarios is being developed. The schedule for developing the plan is to complete the first draft by December 31, 1998, complete the second draft on or before June 30, 1999, and to have an operational plan in place no later than September 1, 1999.

     The contingency plan comprises both mitigation and recovery aspects. Mitigation entails planning to reduce the impact of unresolved year 2000 problems and recovery entails planning to recover from problems that may occur. The Company's approach to contingency planning includes the following steps: identify year 2000 operating risks; perform scenario risk analysis; develop risk management strategies; begin general preparations; implement power system operation planning; and implementation of year 2000 system operating plan.

     Risks -

     Despite the comprehensive nature of the Company's year 2000 project and the results the project is designed to produce, the Company may experience random, widespread and simultaneous failures in its generation, distribution and Systems during January 2000. Contingency plans for any known or reasonably anticipated risk of interruption to the generation or distribution of energy are being developed to plan for resources needed to be put in place to reduce the potential outage period to a minimum. Although the impact on future operations and revenues is unknown, failure of the Company's Systems to perform because of year 2000 implications could result in operating problems and costs material to the Company.

     Although management believes the project will be completed sufficiently in advance of January 1, 2000, unforeseen and other factors could cause delays in the project, the results of which could likely have a material effect on the Company's results of operations. In addition, there is no assurance that the Company will not be affected by year 2000 problems experienced by third parties.

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

PART I. (CONTINUED)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------

     As of September 30, 1998, the Company's and MidAmerican's financial positions related to financial instruments and assets that are sensitive to changes in interest rates or commodity price changes have not changed materially since December 31, 1997. Refer to the Company's 1997 Annual Report on Form 10-K under Item 7A for the applicable information as of December 31, 1997.

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

     MidAmerican filed its answer and contingent counterclaims. The contingent counterclaims filed by MidAmerican are generally as follows: (1) that MidAmerican has no duty under the power purchase agreement to reimburse or pay 50% of the decommissioning costs unless certain conditions occur; (2) that NPPD has the equitable duty to repay all amounts that MidAmerican has prefunded for decommissioning in the event NPPD operates the plant after the term of the power purchase agreement; (3) that NPPD is equitably estopped from continuing to operate the plant after the term of the power purchase agreement; (4) that NPPD has granted MidAmerican an option to continue taking 50% of the power from the plant; (5) that the term "monthly power costs" as defined in the power purchase agreement does not include costs and expenses associated with decommissioning the plant; (6) that MidAmerican has no duty to pay for nuclear fuel, O&M projects or capital improvements that have useful lives after the term of the power purchase agreement; (7) that transition costs are not included in any decommissioning costs and expenses; (8) that NPPD has breached its duty to MidAmerican in making investments of certain funds; (9) that reserves in certain accounts are excessive and should be refunded to MidAmerican; and (10) that NPPD must credit MidAmerican for certain payments by MidAmerican for low-level radioactive waste disposal.

     MidAmerican and NPPD are currently involved in discovery. The trial in this case is presently scheduled for November 1999. MidAmerican is vigorously defending and pursuing its interest in this proceeding.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     At a special meeting held October 30, 1998, the holders of a majority of the outstanding shares of Company common stock approved the merger between the Company and CalEnergy. The results of the voting are as follows:

         For -               69,069,250
         Against -            6,045,636
         Abstain -            1,097,608

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

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

MidAmerican

     Exhibit 3.3 - Restated Articles of Incorporation of MidAmerican Energy Company, as amended October 27, 1998.

     Exhibit 12.2 - Computation of ratios of earnings to fixed charges and computation of ratios of earnings to fixed charges plus preferred dividend requirements.

Holdings and MidAmerican

     Exhibit 27 - Financial Data Schedules (for electronic filing only).

(B)  REPORTS ON FORM 8-K

     On August 12, 1998, Holdings filed a report on Form 8-K, dated August 11, 1998. The report included an announcement stating that Holdings' entered into an Agreement and Plan of Merger with CalEnergy Company, Inc. on August 11, 1998, and a copy of the related press release.

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








Date  November 12, 1998                       /s/  A. L. Wells
-----------------------       -------------------------------------------------
                                                   A. L. Wells
                              Senior Vice President and Chief Financial Officer